Form 10-Q
period 2015-06-30
Nexpoint Multifamily Realty Trust, Inc.
filed 2015-09-24
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-200221

NexPoint Multifamily Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4106316
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address or Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

None

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 24, 2015, the registrant had 22,223 shares of Class A common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Form 10-Q

June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	as of June 30, 2015 (unaudited)	as of December 31, 2014
ASSETS
Cash and cash equivalents	$200,000	$200,000
TOTAL ASSETS	$200,000	$200,000
TOTAL LIABILITIES	$—	$—
STOCKHOLDER’S EQUITY
Common stock, $.01 par value per share; (200,000 authorized; 22,223 issued and outstanding)	$222	$222
Additional paid-in capital	199,778	199,778
TOTAL STOCKHOLDER’S EQUITY	$200,000	$200,000
TOTAL LIABILITIES AND EQUITY	$200,000	$200,000

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Invested Equity	Noncontrolling Interest	Total

Balances, December 31, 2014	—	$—	22,223	$222	$199,778	$—	$—	$199,778	$—	$200,000

Contributions					—	—	—	—	—	—

Distributions / Dividends					—	—	—	—	—	—

Other comprehensive loss					—	—	—	—	—	—

Net loss					—	—	—	—	—	—

Balances, June 30, 2015	—	$—	22,223	$222	$199,778	$—	$—	$199,778	$—	$200,000

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Realty Trust, Inc. (the “Company”) was incorporated on November 12, 2013, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. The Company is externally managed by its advisor, NexPoint Real Estate Advisors II, L.P. (the “Advisor”). Substantially all of the Company’s assets will be held by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner of the OP. The limited partner of the OP is the Advisor. As of June 30, 2015, the Company had not commenced operations.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s properties. All properties may be acquired and operated by the Company alone or jointly with another party.

The Company intends to offer for sale a maximum of $1.1 billion of common stock, $0.01 par value per share, which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering will be $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The offering will be conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, will serve as the dealer manager of the Offering.

The Company will determine its net asset value, or NAV, each quarter commencing during the first full quarter after its board of directors determines or regulatory requirements require that the Company make such valuation, or the NAV pricing date. In that event, if the Company’s NAV on such valuation date increases above or decreases below its net proceeds per share as stated in its prospectus, the Company will adjust the offering price of shares, effective five business days later, to ensure that no share is sold at a price, after deducting selling commission, dealer manager fees and organization and offering expenses, that is above or below the Company’s NAV per share on such valuation date.

Substantially all of the net proceeds of this Offering will be used to directly or indirectly acquire, own, operate and selectively develop well-located core plus multifamily properties with a modest “value-add” potential in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. The Company may also directly or indirectly acquire, on an opportunistic basis, core multifamily properties, invest in multifamily housing debt, mezzanine and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. As of June 30, 2015, the Company had not acquired any real estate investments.

Pursuant to the terms of the Offering, the Company must receive proceeds of $10.0 million in connection with the sale of common stock in order to break escrow and commence operations (the “Minimum Offering Requirement”). As of June 30, 2015, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly, a statement of operations is not presented and earnings per share has not been computed as it is deemed not meaningful.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with GAAP and with Rule 10-01 of Regulation S-X for interim financial statements. The consolidated financial statements include the account of the Company and the OP and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and to assess whether the Company is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2015. A full set of financial statements have not been prepared as the Company had no income or expenses or other financial activity except for an initial investment by the Advisor of $200,000.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, building, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred. As of June 30, 2015, the Company had not begun operations or acquired any properties.

Real estate assets, including land, building, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Impairment

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate asset, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the Offering.  Organization and offering expenses include, but are not limited to:  (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.  The Advisor has incurred $1,430,416 (unaudited) and $992,980 in organization and offering costs as of June 30, 2015 and December 31, 2014, respectively. These costs have not been accrued on the Company’s consolidated balance sheets.

Organizational expenses will be expensed as incurred at the time that the Minimum Offering Requirement is achieved. Offering costs incurred by the Advisor and its affiliates on behalf of the Company will be deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders as long as it distributes at least 90% of its taxable income to its stockholders and meets certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balance.

Reportable Segment

The Company has determined it will have one reportable segment, with activities related to investing in and operating multifamily real estate properties. The Company’s investments in real estate will generate rental revenue and other income through the operation of the properties, which will comprise most of the total revenue. Management will evaluate the operating performance of the Company’s investments in real estate on an individual property level.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

•

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes an independent third party to perform the valuation analysis for each property acquisition and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Per Share Data

As of June 30, 2015, the Company had not begun meaningful operations and therefore the Company did not earn any actual earnings per share before June 30, 2015. Upon commencing meaningful operations, basic earnings per share will be shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any.

Recent Accounting Pronouncements

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period. Therefore, we intend to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. The Company implemented the provisions of ASU 2014-08 as of January 1, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities; Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance (“ASU 2014-10”), which is authoritative guidance to change the criteria for reporting development stage entities. Under ASU No. 2014-10, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity that in prior years it had been in the development stage is also no longer required. The Company implemented the provisions of ASU 2014-10 as of January 1, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-15 on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASU 2015-02 also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company will implement the provisions of ASU 2015-02 as of January 1, 2016. The Company has not yet determined the impact of the new standard on its current policies for consolidation.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU No. 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

3. Stockholder’s Equity

Common Stock

Under the Company’s articles of incorporation, the total number of shares initially authorized for issuance was 200,000 shares of common stock at $0.01 par value per share. In connection with the Company’s formation, NexPoint Advisors, L.P., an affiliate of the Company, purchased 11.11 shares of the Company’s common stock for an aggregate purchase price of $100. On October 24, 2014, the Company authorized and sold 22,223 shares of common stock to the Advisor. The Company recorded a capital contribution of $222 and additional paid-in-capital of $199,778 on October 24, 2014. On October 24, 2014, the Company repurchased the 11.11 shares previously held by NexPoint Advisors, L.P. in exchange for $100. Upon amendment of the Company’s Articles of Incorporation on July 7, 2015, allowing for Class A and T common stock, the existing issued shares of 22,223 common shares were renamed as Class A common shares. Each share of the Company’s common stock that was issued to the Advisor was converted to one share of the Company’s Class A common stock (See Footnote 10).

The Company will be publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T shares. The initial Offering price for the shares in the primary Offering shall be $10.00 per Class A share and $9.35 per Class T share.

Preferred Stock

Under the Company’s articles of incorporation, the total number of shares initially authorized for issuance was 10,000,000 shares of preferred stock at $0.01 par value per share. As of the date of these financial statements, no shares have been issued.

Distribution Reinvestment Plan

The Company has adopted the DRIP pursuant to which the Company’s stockholders may elect to purchase shares of common stock with distributions. The Company has the discretion to extend the offering period for the shares being offered pursuant to its prospectus under the DRIP beyond the termination of the Company’s primary Offering until the Company has sold all the shares allocated to the DRIP. The Company also may offer shares under the DRIP pursuant to a new registration statement. The Company reserves the right to reallocate the shares of common stock being offered between the Company’s primary Offering and the DRIP. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered and the offering of such shares is not exempt under applicable laws and regulations.

Until the NAV pricing date, the Company will offer shares under the Company’s DRIP at $9.50 per Class A share and $8.88 per Class T share, which is 95% of the primary Offering price. Thereafter, the Company will offer shares under its DRIP at the per share NAV on the date that the distribution is payable.

No dealer manager fees, selling commissions or distribution fees will be paid with respect to shares purchased pursuant to the DRIP; therefore, the Company will retain all of the proceeds from the reinvestment of distributions.

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Company’s board of directors intends to adopt a share repurchase program that will enable stockholders to sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither the Advisor nor any of its affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or Qualifying Disability of a stockholder.

Repurchases of shares, when requested, are at the Company’s sole discretion and generally are expected to be made quarterly until the NAV pricing date. Prior to the NAV pricing date, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, funds available for the share repurchase program may not be sufficient to accommodate all requests. Generally, the Company will pay repurchase proceeds, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be the Company’s then-current per share NAV.

The Company’s board of directors may amend the terms of the share repurchase program without stockholder approval. The board of directors may also amend, suspend or terminate the program upon 30 days’ notice or reject any request for repurchase if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.

4. Fair Value Measures and Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets are recorded at fair value at acquisition and may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company will record derivative financial instruments at fair value. The Company will also use fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments.

Real estate acquisitions

As of June 30, 2015, the Company had not acquired any properties. Upon acquisition of a property, the land, building, building improvements, furniture, fixtures and equipment, and intangible lease assets will be recognized based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt will be recorded based on its estimated fair value using Level 2 inputs.

As discussed in Note 2, fair value measurements at the time of acquisition will be determined by management using available market information and appropriate valuation methodologies available to management. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value will be based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management will use a number of sources, including appraisals, third party cost segregation studies or other market data, as well as information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, will be indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments it may acquire.

Derivative financial instruments and hedging activities

The Company will be exposed to certain risks arising from both its business operations and economic conditions. The Company will principally manage its exposures to a wide variety of business and operational risks through management of its core business activities. The Company will manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments will be used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives will be to add stability to interest expense related to mortgage debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company will primarily use interest rate caps related to mortgage debt as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps will have terms ranging from 3-4 years.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges will be recorded in accumulated other comprehensive income/loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships will be recorded directly in earnings.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

Long-term indebtedness is carried at amounts that reasonably approximate their fair value because of the limited period in which the amounts were outstanding and owed on some loans and the variable interest rate terms.

5. Related Party Transactions

Advisory Agreement

On August 12, 2015, the Company entered into an advisory agreement with the Advisor (the “Advisory Agreement”). Pursuant to the Advisory Agreement the Company will pay the Advisor an asset management fee to manage the day-to-day affairs of the Company.  The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. The Company will also pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.5% of the gross Offering proceeds.  Organization and offering expenses (other than selling commissions , the dealer manager fee and the distribution fee)  include, but are not limited to:  (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.

In addition, the Company will reimburse the Advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on its behalf, regardless of whether the Company actually acquires the related assets. In addition, the Company will also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires the related assets.  The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment.

The Company will also reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers.

The Company will pay the Advisor a disposition fee on the sale of real property, real-estate related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred.

The Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors (the “Subordinated Participation in Net Sales Proceeds Fee”). Upon listing of the Company’s shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors (the “Subordinated Incentive Listing Distribution”). Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the OP), will be entitled to receive distributions from the OP equal to 15.0% of the amount, if any, by which (i) the sum of the appraised value of the Company’s assets, plus the total distributions paid to stockholders from the Company’s inception through the termination date of the Advisory Agreement, less any amounts distributable as of the termination date of the advisory agreement to the limited partners of the OP, who receive partnership units, exceeds (ii) the aggregate capital contributed by investors, less the portion of any distribution that is attributable to net sales proceeds and by any amounts paid by the Company to repurchase shares, plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors (the “Subordinated Distribution Upon Termination”). Neither the Advisor nor any of its affiliates can earn both a Subordinated Participation in Net Sales Proceeds Fee and a Subordinated Incentive Listing Distribution, as the case may be.

Affiliated Dealer Manager

The Dealer Manager, an entity under common ownership with the Advisor, serves as the dealer manager of the Offering. The Dealer Manager and Advisor are related parties and will receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company’s assets. The Advisor will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages, and the Dealer Manager will receive fees during the offering stage.

The Company will pay the Dealer Manager selling commissions of up to 7.0% of gross Offering proceeds from the sale of Class A shares and up to 3.0% of gross Offering proceeds from the sale of Class T shares. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. The Company will pay a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares. The Dealer Manager may re-allow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. The Company will not pay dealer manager fees in connection with purchases of shares made pursuant to the DRIP.

The selling commission and dealer manager fee may be reduced or waived in connection with certain categories of sales. With respect to Class T shares that are sold in this Offering only, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share or, once reported, the net asset value for the Class T shares on a continuous basis from year to year.

The Company will continue paying distribution fees with respect to Class T shares sold in this Offering until the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of this Offering, total underwriting compensation in this Offering equaling 10% of the gross proceeds from the primary Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may re-allow all or a portion of the distribution fee to participating broker-

dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A shares.

Shared Services Agreement

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

As of August 12, 2015, the Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below and the Company achieving the Minimum Offering Requirement, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering expenses incurred by the Advisor and its affiliates on behalf of the Company, as well as certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company which will be reimbursed under a shared services agreement entered into between the Advisor, or its affiliates, and the Company.

6. Independent Director Compensation and Restricted Share Plan

Restricted Share Plan

The Company has adopted a restricted share plan to:

•

furnish incentives to individuals and entities chosen to receive restricted shares of the Company’s common stock because they are considered capable of improving the Company’s operations and increasing profits;

•	encourage selected persons to accept or continue employment with the Advisor and its affiliates; and
•	increase the interest of the Company’s employees, officers and directors in the Company’s welfare through their participation in the growth in the value of shares of the Company’s common stock.

The Company’s restricted share plan will be administered by the Board. The Company’s restricted share plan provides for the automatic grant of 3,000 restricted shares of Class A common stock to each of the Company’s independent directors, without any further action by the Board or the stockholders, when he or she joins the Board and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors will vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. Upon the date the registration statement was declared effective, each of the independent directors was granted 3,000 shares of Class A common stock of the Company under the restricted share plan.

7. Distributions

The Company will distribute cash flow from operations on at least a quarterly basis, in amounts determined by the board of directors. As of June 30, 2015, the Company’s board of directors had not declared a distribution.

8. Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

9. Commitments & Contingencies

Commitments

In the normal course of business, the Company will enter into various rehabilitation construction related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2015, the Company had not entered into any commitments with any parties.

Contingencies

In the normal course of business, the Company will be subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the balance sheets of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

10. Subsequent Events

On July 7, 2015, the Company filed its Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland. Among other things, the Amended and Restated Articles of Incorporation provided for Class A and Class T shares of the Company’s common stock and increased the aggregate number of authorized shares of common stock from 200,000 to 1,010,000,000, consisting of 1,000,000,000 shares of common stock, 500,000,000 of which are classified as Class A common stock, and 500,000,000 of which are classified as Class T common stock, $0.01 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share.

The shares of common stock issued to the Advisor were renamed as Class A shares on July 7, 2015. As of this date, the Advisor owns 22,223 Class A shares of common stock.

On August 12, 2015, the SEC declared effective the Company’s registration statement filed on Form S-11.

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of NexPoint Multifamily Realty Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Realty Trust, Inc., a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as “NexPoint OP,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” or “potential,” or by the negative of these words and phrases, or by similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements contained herein reflect our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our prospectus, as amended or supplemented, filed with the Securities and Exchange Commission, or the SEC. We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We were formed on November 12, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to directly or indirectly acquire, own, operate and selectively develop well-located “core-plus” multifamily properties with a modest value-add component, in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We consider “core-plus” multifamily properties to be properties we believe are high quality, yet ones which we also believe possess the ability to increase in value through some event. Examples include properties that have scheduled vacancies or leases rolling over or that would benefit from modest upgrades or renovations that would allow us to increase rents. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. Our modest value-add component will consist, on average, of investing $1,000 - $4,000 per unit in the first 24 months of ownership, in an effort to add value to the asset’s exterior and interior. In addition, we anticipate incurring average annual capital expenditures of $175,000 to $275,000 per multifamily property in connection with the operation of our business. Although we will monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. These planned capital expenditures and value-add improvements will be funded from net equity proceeds, cash flow from operations or borrowing from credit facilities. We may also directly or indirectly acquire, on an opportunistic basis, “core” multifamily properties, although we do not expect this to be a substantial portion of our portfolio. We consider “core” multifamily properties to be properties that we believe are of the highest quality in historically strong markets that are easy to finance and generally do not require upgrades or renovations.

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (the “Registration Statement”) to offer a maximum of up to $1,000,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares pursuant to our distribution reinvestment plan, or DRIP We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.35 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100,000,000 in shares of common stock pursuant to our distribution reinvestment plan (“DRIP”) at an initial price of $9.50 per Class A Share and $8.88 per Class T Share, which is 95% of the primary offering price.

NexPoint Real Estate Advisors II, L.P. (the “Advisor”) is our advisor. Subject to certain restrictions and limitations, our Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor and its personnel have no obligation to, but may, present us with investment opportunities with a purchase price of less than $10 million. Our advisor’s investment committee may purchase on our account, without specific prior approval of our board of directors (the “Board”), properties with a purchase price of $15 million or less, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Any investment with a purchase price greater than $15 million or that, if consummated, would violate our investment guidelines or any restrictions on indebtedness requires the approval of our Board.

Pursuant to the terms of our initial public offering, offering proceeds will be held in an escrow account until we have met the minimum offering amount of $10,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). As of the date of this report, we have not raised the minimum offering amount. As of June 30, 2015, we had sold 22,223 shares of our common stock to our Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. Our Advisor or any affiliate may not sell these shares while our sponsor remains our sponsor but it may transfer the shares to other affiliates. We intend to sell to our Advisor and its affiliates approximately 1,111,111 additional shares of our Class A common stock at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees will not be paid in connection with the sale, in exchange for gross proceeds of approximately $10,000,000. We will offer shares of our common stock on a continuous basis until August 12, 2018, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

Substantially all of our assets will be held by NexPoint OP. We are the sole general partner of NexPoint OP. The limited partner of NexPoint OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to NexPoint OP as a capital contribution. The limited partnership agreement of NexPoint OP provides that NexPoint OP will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that NexPoint OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of Code, which classification could result in NexPoint OP being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by NexPoint OP in acquiring and operating our investments, NexPoint OP will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of NexPoint OP. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT under the Code for the taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless the IRS grants us relief under certain statutory provisions. Such an event could materially and adversely affect our after-tax net income.

We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests as described in the section of our prospectus entitled “Federal Income Tax Considerations — REIT Qualification Tests” are met.

Critical Accounting Policies

Management makes certain judgments and uses certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. Management has identified the accounting for real estate investments, impairments, fair value measurements and financial instruments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the combined carve out financial statements, and the reported amounts of revenues and expenses during the reporting period. It is at least reasonably possible that these estimates could change in the near term. The following represent certain critical accounting policies that will require our management to exercise their business judgment or make significant estimates:

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by us in connection with the offering. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. We will reimburse our advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of NexPoint OP. The financial statements of NexPoint OP are prepared using accounting policies consistent with our policies. All significant inter-company balances and transactions are eliminated in consolidation.

Real Estate Investments

Upon acquisition, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, the purchase price of a property is allocated to land, building, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred.

Real estate assets, including land, building, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred, Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Impairment

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate asset, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy.

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

•

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company utilizes an independent third party to perform the valuation analysis for each property acquisition and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Revenue Recognition

The Company’s operations will consist of rental income earned from its tenants under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to tenants for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Fair Value Measures and Financial Instruments

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company will record derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments.

Liquidity and Capital Resources

Our principal demands for funds will be for property and real estate debt acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on any outstanding indebtedness. Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be funded by our public offering of shares and debt. However, there may be a delay between the sale of our shares and our purchase of properties, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.  We do not expect our target leverage ratio to exceed 65% to 70% of the cost of our assets during the earlier stages of this offering.  Over the long term, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets after the Company’s value add investments in our properties have been completed.

The Advisor will evaluate potential property acquisitions and engage in negotiations with sellers and lenders on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than properties we intend to acquire. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed modified funds from operations, or MFFO, which is a non-GAAP financial measure. If necessary, we may use financings or other sources of capital in case of unforeseen significant capital expenditures. We have not identified any sources of such financing.

Results of Operations

As of the date of this quarterly report on Form 10-Q, we have not commenced significant operations because we are in the organizational and early phases of our development stage. Because we have not acquired any assets, we are not aware of any known trends or uncertainties material to our operations, other than national economic conditions affecting real estate generally, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Changes in interest rates may impact our operations. To the extent we finance property acquisitions with debt, higher interest rates may result in cash flow and distributions that are lower than they otherwise would be in a low interest rate environment. Higher interest rates also tend to put downward pressure on the prices and values of properties because purchasers using debt to finance acquisitions will have higher debt service costs and will not be able to pay as high a price. Therefore, higher interest rates could benefit us during our investment stage by helping to reduce property prices. After we buy a property, however, higher interest rates could adversely affect us if we financed the property with variable-rate debt or if we have to refinance the property. Additionally, an increase in interest rates after we terminate this offering and have fully invested the proceeds from this offering could cause the value of our properties to decline, thus reducing the overall return you may earn on your investment in our shares. In addition, we will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 5 of our consolidated financial statement included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders as discussed elsewhere in our prospectus. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Distributions

There were no distributions declared or paid during the six months ended June 30, 2015.

When we have sufficient cash flow available to pay distributions, we intend to pay monthly distributions to our stockholders. As of the date of this quarterly report, we have no real estate investments. We will not make any real estate investments until we identify investment opportunities and raise sufficient capital pursuant to this offering to do so. We cannot predict when we will begin to generate sufficient cash flow from these investments to pay distributions as a result of such investments. Because all of our operations will be performed indirectly through NexPoint OP, our ability to pay distributions depends on NexPoint OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

In addition, the fees, distributions and reimbursements payable to our Advisor depend on various factors, including the assets we acquire, indebtedness incurred, and sales prices of investments sold, and therefore cannot be quantified or reserved for until such fees have been earned. We are required to pay these amounts to our Advisor regardless of the amount of cash we distribute to our stockholders and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted.

Distributions will be paid to our stockholders when and if authorized by the Board and declared by us out of legally available funds. We expect to declare and pay distributions on a monthly basis as of daily record dates. Distributions will be authorized at the discretion of the Board, which will be influenced in part by its intention to comply with the REIT requirements of the Code. We intend to make distributions sufficient to meet the annual distribution requirement and to avoid U.S. federal income and excise taxes on our earnings; however, it may not always be possible to do so. Each distribution will be accompanied by a notice which sets forth: (a) the record date; (b) the amount per share that will be distributed; (c) the equivalent annualized yield; (d) the amount and percentage of the distributions paid from operations, offering proceeds and other sources; and (e) for those investors participating in the DRIP, a statement that a distribution statement will be provided in lieu of a check. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the offering;
•	our operating and interest expenses;
•	operating results of our properties;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates when renewing or replacing current leases;
•	capital expenditures and reserves for such expenditures;
•	the issuance of additional shares; and
•	financings and refinancings.

We must annually distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, in order to meet the requirements for qualification as a REIT under the Code. The Board may authorize distributions in excess of this percentage as it deems appropriate. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

Distributions in kind will not be permitted, except for:

•	distributions of readily marketable securities;
•	distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of the charter; or
•

distributions of in-kind property, so long as, with respect to such in-kind property, the Board advises each stockholder of the risks associated with direct ownership of the property, offers each stockholder the election of receiving in-kind property distributions, and distributes in- kind property only to those stockholders who accept the directors’ offer.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably overtime, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. The Board, in consultation with our management, may determine that it is in our best interests to begin the process of considering alternatives with respect to a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of us or another similar transaction) at such time during our offering stage as the Board can reasonably determine that all of the securities in this offering will be sold within a reasonable time period (i.e. three to six months). Thus, we will not continuously purchase assets and will have a limited life.

Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. As disclosed elsewhere in quarterly report, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the Advisor if there are no further proceeds from the sale of shares in this offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of this offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as this offering (unless and until we calculate NAV prior to the close of this offering) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

Valuation Guidelines; Calculation of NAV

Until April 11, 2016, the date that the amendments to FINRA Rule 2340 take effect (or earlier if the Board determines it is in our best interest), we expect to use $10.00 and $9.35 as the estimated NAV per Class A share and Class T share, respectively. Following such date, if we have not yet disclosed an estimated net asset value per share, then our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide an estimated NAV prior to the conclusion of the offering, the Board may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until a date no later than 150 days following the second anniversary of the date we break escrow in the offering. Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds you would receive upon liquidation or upon the sale of your shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. The NAV will be calculated on a company-wide basis, with any adjustments to Class A or Class T shares made subsequent to such company-wide calculation. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until the Board determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding. If we provide an estimated NAV prior to the conclusion of the offering, the Board may determine to modify the public offering price to reflect the estimated per share NAV.

Prior to 150 days following the second anniversary of the date we break escrow in the offering (or earlier if the Board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year-end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by the Board based on the input of our Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated property disposition costs (including estimates of fees payable to our Advisor), and our other net assets and liabilities. In general, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had no significant operations as of June 30, 2015.  When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness. As of June 30, 2015, we have no indebtedness.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swap agreements, interest rate caps and rate lock arrangements.

We may also be exposed to credit risk in such derivative financial instruments we may use. Credit risk is the failure of the counterparty to perform under the terms of the derivative financial instrument. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with high-quality counterparties.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-200221), filed with the U.S. Securities and Exchange Commission, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

On August 12, 2015, our Registration Statement on Form S-11 (File No. 333-200221), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on August 12, 2015. We are offering up to $1,000,000,000 in shares of our common stock to the public in our primary offering and up to $100,000,000 in shares of our common stock pursuant to our DRIP. Highland Capital Funds Distributor, Inc., an affiliate of our Advisor, is serving as the dealer manager for our initial public offering.

On October 24, 2014, we sold approximately 22,223 shares of our common stock to the Advisor for gross offering proceeds of $200,000. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.  On July 7, 2015, these shares were renamed Class A common stock. As of September 24, 2015, the Company had issued an aggregate of approximately 22,223 Class A common shares. Upon the date the registration statement was declared effective, each of the independent directors was granted 3,000 shares of Class A common stock of the Company under the restricted share plan.

Use of Proceeds

As of June 30, 2015, we had not sold any shares in our public offering and therefore had not incurred any selling commissions, dealer manager fees nor distribution fees and had not reimbursed our Advisor for any organizational and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2015, we had not acquired any real properties with the proceeds of our initial public offering or commenced our real estate operations.

Share Repurchase Program

We have not yet raised the minimum offering amount and broken escrow in our initial public offering; therefore, during the period covered by this report, we did not repurchase any of our shares of common stock as no shares of common stock were eligible for repurchase.  Please see Note 3 to the notes to the consolidated financial statements in this quarterly report on Form 10-Q for a detailed discussion of our Share Repurchase Program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of NexPoint Multifamily Realty Trust, Inc. (included as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-200221) filed on July 10, 2015 and incorporated herein by reference).

3.2

Bylaws of NexPoint Multifamily Realty Trust, Inc. (included as Exhibit 3.2 to the initial public filing of the Registration Statement on Form S-11 (File No. 333-200221) filed on November 14, 2014 and incorporated herein by reference).

10.1

Dealer Manager Agreement by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc. (included as Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200221) filed on August 11, 2015 and incorporated herein by reference).

10.2

Agreement of Limited Partnership of NexPoint Multifamily Operating Partnership, L.P. (included as Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200221) filed on August 11, 2015 and incorporated herein by reference).

10.3

Escrow Agreement by and among NexPoint Multifamily Realty Trust, Inc., UMB Bank, N.A., and Highland Capital Funds Distributor, Inc. (included as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200221) filed on August 11, 2015 and incorporated herein by reference).

10.4

Advisory Agreement by and between NexPoint Multifamily Realty Trust, Inc. and NexPoint Real Estate Advisors II, L.P. (included as Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200221) filed on August 11, 2015 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Dated: September 24, 2015	/s/ James Dondero
James Dondero President (President)

Dated: September 24, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)