Form 10-Q/A
period 2015-06-30
Nexpoint Multifamily Realty Trust, Inc.
filed 2015-10-13
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
NonAccelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐   No  ☒

As of September 24, 2015, the registrant had 22,223 shares of Class A common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of NexPoint Multifamily Realty Trust Inc. for the quarterly period ended June 30, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 24, 2015, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

These exhibits were previously filed in NexPoint Multifamily Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on September 24, 2015.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Dated: October 13, 2015	/s/ Jim Dondero
Jim Dondero President (President)

Dated: October 13, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)