Form 10-Q
period 2015-09-30
Nexpoint Multifamily Realty Trust, Inc.
filed 2015-11-16
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, the registrant had 22,223 shares of Class A common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Form 10-Q

September 30, 2015

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	as of September 30, 2015 (unaudited)	as of December 31, 2014
ASSETS
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—	$—
STOCKHOLDER’S EQUITY:
Preferred Stock, $.01 par value per share; (10,000,000 authorized; 0 issued and outstanding)	—	—
Class A Common Stock, $.01 par value per share; (500,000,000 authorized; 22,223 issued and outstanding)	222	222
Class T Common Stock, $.01 par value per share; (500,000,000 authorized; 0 issued and
outstanding) (see Note 3)	—	—
Additional paid-in capital	199,778	199,778
Total Stockholder’s Equity	200,000	200,000
Total Liabilities and Stockholder’s Equity	$200,000	$200,000

See Notes to Consolidated Financial Statements.

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Invested Equity	Noncontrolling Interests	Total Stockholder’s Equity

Balances, December 31, 2014	—	$—	22,223	$222	—	$—	$199,778	$—	$—	$199,778	$—	$200,000

Contributions							—	—	—	—	—	—

Distributions / Dividends							—	—	—	—	—	—

Other comprehensive loss							—	—	—	—	—	—

Net loss							—	—	—	—	—	—
Balances, September 30, 2015	—	$—	22,223	$222	—	$—	$199,778	$—	$—	$199,778	$—	$200,000

See Notes to Consolidated Financial Statements.

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Realty Trust, Inc. (the “Company”) was incorporated on November 12, 2013, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. The Company is externally managed by its advisor, NexPoint Real Estate Advisors II, L.P. (the “Advisor”). Substantially all of the Company’s assets will be held by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor. As of September 30, 2015, the Company had not commenced material operations.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s properties. All properties may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share, which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering will be $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (Registration No. 333-200221). Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will determine its net asset value, or NAV, each quarter commencing during the first full quarter after its board of directors determines or regulatory requirements require that the Company make such valuation, or the NAV pricing date. In that event, if the Company’s NAV on such valuation date increases above or decreases below its net proceeds per share as stated in its prospectus, the Company will adjust the offering price of shares, effective five business days later, to ensure that no share is sold at a price, after deducting selling commissions, dealer manager fees and organization and offering expenses, that is above or below the Company’s NAV per share on such valuation date.

Substantially all of the net proceeds of the Offering will be used to directly or indirectly acquire, own, operate and selectively develop well-located core plus multifamily properties with a modest “value-add” component in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. The Company may also directly or indirectly acquire, on an opportunistic basis, core multifamily properties, invest in multifamily housing debt, mezzanine debt and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. As of September 30, 2015, the Company had not acquired any real estate investments.

Pursuant to the terms of the Offering, the Company must receive proceeds of $10.0 million in connection with the sale of common stock in order to break escrow and commence operations (the “Minimum Offering Requirement”). As of September 30, 2015, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly, a statement of operations is not presented and earnings per share has not been computed as it is deemed not meaningful.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with GAAP and with Rule 10-01 of Regulation S-X for interim financial statements. The consolidated financial statements include the account of the Company and the OP and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, and to assess whether the Company is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2015. A full set of financial statements have not been prepared as the Company had no income or expenses or other financial activity except for an initial investment by the Advisor of $200,000.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred. As of September 30, 2015, the Company had not commenced material operations.

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

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

Revenue Recognition

The Company’s primary operations will consist of rental income earned from its residents under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, dealer manager fees and distribution fees) to be paid by the Company in connection with the Offering. Organization and offering expenses are initially paid by the Advisor and reimbursed by the Company with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. The Advisor had incurred $1,558,150 (unaudited) and $992,980 in organization and offering costs as of September 30, 2015 and December 31, 2014, respectively. These costs had not been accrued on the Company’s consolidated balance sheets as of September 30, 2015 and December 31, 2014.

Organizational expenses will be expensed to the Company as incurred at the time that the Minimum Offering Requirement is achieved. Offering costs incurred by the Advisor and its affiliates on behalf of the Company prior to that time are deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds.

Operating Expenses

          Operating expenses include, but are not limited to, payments of reimbursements to the Advisor, audit fees, legal fees, director and officer insurance, board of director fees, and investor relations costs. Subsequent to the commencement of the Offering on August 12, 2015, the Advisor incurred $186,709 in operating expenses. As the Minimum Offering Requirement has not been met, the Company has not expensed these costs. The Advisor will not request reimbursement from the Company for such operating expenses until, and if, the Minimum Offering Requirement is met. Upon meeting the Minimum Offering Requirement, the Company will reimburse the Advisor for these expenses from the proceeds of the Offering (see Note 5).

Acquisition Costs

          Acquisition costs include costs incurred to acquire properties and other real estate-related investments. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition. The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders as long as it distributes at least 90% of its taxable income to its stockholders and meets certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

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

Reportable Segment

The Company expects it will have one reportable segment, with activities related to investing in and operating multifamily real estate properties. The Company’s investments in real estate will generate rental revenue and other income through the operation of the properties, which will comprise most of the total revenue. Management will evaluate the operating performance of the Company’s investments in real estate on an individual property level.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company will utilize an independent third party to perform the allocation of value analysis for each property acquisition and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Per Share Data

As of September 30, 2015, the Company had not commenced material operations and therefore the Company did not earn any actual earnings per share before September 30, 2015. Upon commencing material operations, basic earnings per share will be shown for all periods presented and computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any.

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

3. Stockholder’s Equity

Common Stock

Under the Company’s articles of incorporation, the total number of shares of common stock, $0.01 par value per share, initially authorized for issuance was 200,000. In connection with the Company’s formation, NexPoint Advisors, L.P., an affiliate of the

Company, purchased 11.11 shares of the Company’s common stock for an aggregate purchase price of $100. On October 24, 2014, the Company authorized and sold 22,223 shares of common stock to the Advisor. The Company recorded a capital contribution of $222 and additional paid-in-capital of $199,778 on October 24, 2014. On October 24, 2014, the Company repurchased the 11.11 shares previously held by NexPoint Advisors, L.P. in exchange for $100. On July 7, 2015, the Company filed its Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland (the “Amended and Restated Articles of Incorporation”). Among other things, the Amended and Restated Articles of Incorporation provided for Class A and Class T shares of the Company’s common stock and increased the aggregate number of authorized shares of common stock from 200,000 to 1,000,000,000, 500,000,000 of which are classified as Class A common stock, $0.01 par value per share (the “Class A Shares”), and 500,000,000 of which are classified as Class T common stock, $0.01 par value per share (the “Class T Shares”), and 10,000,000 shares of preferred stock, $0.01 par value per share. The Company is currently only offering Class A Shares. The Company is not currently selling Class T Shares, but intends to offer Class T Shares in the future. Upon filing the Amended and Restated Articles of Incorporation, each share of the Company’s common stock that was issued to the Advisor was converted to one share of the Company’s Class A common stock.

Class A Shares and Class T Shares will be publicly offered in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T Shares. The initial Offering price for the shares in the primary Offering shall be $10.00 per Class A Share and $9.35 per Class T Share.

Preferred Stock

Under the Company’s Amended and Restated Articles of Incorporation, the total number of shares of preferred stock authorized for issuance is 10,000,000. As of the date of these financial statements, no shares of preferred stock have been issued.

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

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Company’s board of directors has adopted a share repurchase program that will enable stockholders to sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither the sponsor, the Advisor, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or Qualifying Disability of a stockholder.

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

The Company’s board of directors may amend the terms of the share repurchase program without stockholder approval. The Company’s board of directors may also amend, suspend or terminate the share repurchase program upon 30 days’ notice or reject any request for repurchase if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.

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

Real estate acquisitions

As of September 30, 2015, the Company had not acquired any properties. Upon acquisition of a property, the land, building, building improvements, furniture, fixtures and equipment, and intangible lease assets will be recognized based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt will be recorded based on its estimated fair value using Level 2 inputs.

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

5. Related Party Transactions

Advisory Agreement

On August 10, 2015, the Company entered into an advisory agreement with the Advisor (the “Advisory Agreement”). Pursuant to the Advisory Agreement the Company will pay the Advisor an asset management fee to manage the day-to-day affairs of the Company.  The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. The Company may also pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.5% of the gross Offering proceeds.  Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee)  include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.

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

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers.

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

The selling commissions and dealer manager fee may be reduced or waived in connection with certain categories of sales. With respect to Class T Shares that are sold in this Offering only, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share or, once reported, the net asset value for the Class T shares on a continuous basis from year to year.

The Company will continue paying distribution fees with respect to Class T Shares sold in this Offering until the earlier to occur of the following: (i) a listing of the Class T Shares on a national securities exchange, (ii) following the completion of this Offering, total underwriting compensation in this Offering equaling 10% of the gross proceeds from the primary Offering, or (iii) such Class T Shares no longer being outstanding. The Dealer Manager may re-allow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A Shares.

Shared Services

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

6. Independent Director Restricted Share Plan

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

The Company’s restricted share plan will be administered by its board of directors. The Company’s restricted share plan provides for the automatic grant of 3,000 restricted shares of Class A common stock to each of the Company’s independent directors, without any further action by the Company’s board of directors or the stockholders, when he or she joins the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors will vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. Upon the date the registration statement was declared effective, each of the independent directors was granted 3,000 shares of Class A common stock of the Company under the restricted share plan.

Under the terms of the restricted share plan, none of the shares have yet to vest. Assuming the board members are re-elected or do not resign prior to full vesting, shares will vest according to the following schedule:

			Vesting Dates and Shares (1)
Board of Directors Member	Grant Date	Number of Shares	August 12, 2016	August 12, 2017	August 12, 2018	August 12, 2019
John Pons	8/12/2015	3,000	750	750	750	750
Kirk McAllaster	8/12/2015	3,000	750	750	750	750
Total		6,000	1,500	1,500	1,500	1,500

(1)	On each vesting date, the number of shares issued will increase by 1,500 with no corresponding change to equity.

7. Distributions

The Company will distribute cash flow from operations on a monthly basis, in amounts determined by the Company’s board of directors. As of September 30, 2015, the Company had not commenced material operations, and the Company’s board of directors had not declared a distribution.

8. Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company will enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2015, the Company had not entered into any commitments with any parties.

Contingencies

In the normal course of business, the Company may become subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of any such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the balance sheets of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

10. Subsequent Events

The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosures in the financial statements.

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

Overview

We were formed on November 12, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to directly or indirectly acquire, own, operate and selectively develop well-located “core-plus” multifamily properties with a modest value-add component, in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We consider “core-plus” multifamily properties to be properties we believe are high quality, yet ones which we also believe possess the ability to increase in value through some event. Examples include properties that have scheduled vacancies or leases rolling over or that would benefit from modest upgrades or renovations that would allow us to increase rents. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. Our modest value-add component will consist, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. In addition, we anticipate incurring average annual repairs and maintenance expense of $575-$725 per unit in connection with the ongoing operations of our business. Although we will monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. These planned capital expenditures and value-add improvements will be funded from net equity proceeds, cash flow from operations or borrowing from credit facilities. We may also directly or indirectly acquire, on an opportunistic basis, “core” multifamily properties, although we do not expect this to be a substantial portion of our portfolio. We consider “core” multifamily properties to be properties that we believe are of the highest quality in historically strong markets that are easy to finance and generally do not require upgrades or renovations.

We may also seek to invest in multifamily housing debt, mezzanine debt and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles.

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (the “Registration Statement”) to offer a maximum of up to $1,000,000,000 in shares of common stock in our primary offering and up to $100,000,000 in shares pursuant to our distribution reinvestment plan, or DRIP. We may publicly offer two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount, although we currently are only offering Class A shares at this time. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering shall be $10.00 per Class A share and $9.35 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100,000,000 in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $8.88 per Class T share, which is 95% of the primary offering price.

NexPoint Real Estate Advisors II, L.P. (the “Advisor”) is our advisor. Subject to certain restrictions and limitations, our Advisor will manage our day-to-day operations and our portfolio of properties and real estate-related assets. Our Advisor and its personnel have no obligation to, but may, present us with investment opportunities with a purchase price of less than $10.0 million. Our Advisor’s investment committee may purchase on our account, without specific prior approval of our board of directors (the “Board”), properties with a purchase price of $15.0 million or less, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Any investment with a purchase price greater than $15 million or that, if consummated, would violate our investment guidelines or any restrictions on indebtedness requires the approval of our Board.

Pursuant to the terms of our initial public offering, offering proceeds will be held in an escrow account until we have met the minimum offering amount of $10,000,000, including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers (the “Minimum Offering Requirement”). As of the date of this report, we have not raised the minimum offering amount. As of September 30, 2015, we had sold 22,223 shares of our common stock to our Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. Our Advisor or any affiliate may not sell these shares while our sponsor remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock on a continuous basis until August 12, 2018, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

Substantially all of our assets will be held by NexPoint OP. We are the sole general partner and a limited partner of NexPoint OP. The special limited partner of NexPoint OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to NexPoint OP as a capital contribution. The limited partnership agreement of NexPoint OP provides that NexPoint OP will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that NexPoint OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Code, which classification could result in NexPoint OP being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by NexPoint OP in acquiring and operating our investments, NexPoint OP will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of NexPoint OP. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. It is at least reasonably possible that these estimates could change in the near term. The following represent certain critical accounting policies that will require our management to exercise their business judgment or make significant estimates:

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by us in connection with the offering. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. The Advisor had incurred $1,558,150 (unaudited) and $992,980 in organization and offering costs as of September 30, 2015 and December 31, 2014, respectively. These costs had not been accrued on our consolidated balance sheets as of September 30, 2015 and December 31, 2014.

Organizational expenses will be expensed to us as incurred at the time that the Minimum Offering Requirement is achieved. Offering costs incurred by the Advisor and its affiliates on our behalf prior to that time are deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. We will reimburse the Advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds.

Operating Expenses

          Operating expenses include, but are not limited to, payments of reimbursements to the Advisor, audit fees, legal fees, director and officer insurance, board of director fees, and investor relations costs. Subsequent to the commencement of the Offering on August 12, 2015, the Advisor incurred $186,709 in operating expenses. As the Minimum Offering Requirement has not been met, we had not expensed these costs. The Advisor will not request reimbursement from us for such operating expenses until, and if, the Minimum Offering Requirement is met. Upon meeting the Minimum Offering Requirement, we will reimburse the Advisor for these expenses from the proceeds of the Offering (see Note 5).

Acquisition Costs

          Acquisition costs include costs incurred to acquire properties and other real estate-related investments. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition. We may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

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

We will utilize an independent third party to perform the valuation analysis for each property acquisition and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Revenue Recognition

Our operations will consist of rental income earned from its tenants under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to tenants for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Fair Value Measures and Financial Instruments

From time to time, we record certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, we will record derivative financial instruments at fair value. We also use fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments.

Liquidity and Capital Resources

Our principal demands for funds will be for property and real estate debt acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on any outstanding indebtedness. Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be funded by our public offering of shares and debt. However, there may be a delay between the sale of our shares and our purchase of properties, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.  We do not expect our target leverage ratio to exceed 65% to 70% of the cost of our assets during the earlier stages of this offering.  Over the long term, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets after the value add investments in our properties have been completed.

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

Results of Operations

As of the date of this quarterly report on Form 10-Q, we had not commenced material operations because we are in the organizational and early phases of our development stage. Because we have not acquired any assets, we are not aware of any known trends or uncertainties material to our proposed operations, other than national economic conditions affecting real estate generally, which may reasonably be anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our future assets.

Changes in interest rates may impact our proposed operations. To the extent we finance property acquisitions with debt, higher interest rates may result in cash flow and distributions that are lower than they otherwise would be in a low interest rate environment. Higher interest rates also tend to put downward pressure on the prices and values of properties because purchasers using debt to finance acquisitions will have higher debt service costs and will not be able to pay as high a price. Therefore, higher interest rates could benefit us during our investment stage by helping to reduce property prices. After we buy a property, however, higher interest rates could adversely affect us if we financed the property with variable-rate debt or if we have to refinance the property. Additionally, an increase in interest rates after we terminate this offering and have fully invested the proceeds from this offering could cause the value of our properties to decline, thus reducing the overall return you may earn on your investment in our shares. In addition, we will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Distributions

There were no distributions declared or paid during the nine months ended September 30, 2015.

When we have sufficient cash flow available to pay distributions, we intend to pay monthly distributions to our stockholders. As of the date of this quarterly report, we had no real estate investments. We will not make any real estate investments until we identify investment opportunities and raise sufficient capital pursuant to this offering to do so. We cannot predict when we will begin to generate sufficient cash flow from these investments to pay distributions as a result of such investments. Because all of our operations will be performed indirectly through NexPoint OP, our ability to pay distributions depends on NexPoint OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had no material operations as of September 30, 2015.  When we commence material operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness. As of September 30, 2015, we have no indebtedness.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective, in all material respects, for the purposes stated above.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

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

On October 24, 2014, we sold approximately 22,223 shares of our common stock to the Advisor for gross offering proceeds of $200,000. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.  On July 7, 2015, these shares were renamed Class A common stock. As of November 16, 2015, the Company had issued an aggregate of approximately 28,223 Class A Shares, of which 6,000 shares are restricted and remain unvested as of September 30, 2015 (see Note 6).

On August 12, 2015, we granted an aggregate of 6,000 Class A Shares under our restricted share plan to our independent directors in connection with the effectiveness of our Registration Statement on Form S-11 by the SEC.  The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.  There were no other sales of unregistered securities for the three months ended September 30, 2015.

Use of Proceeds

As of September 30, 2015, we had not sold any shares in our public offering and therefore had not incurred any selling commissions, dealer manager fees nor distribution fees and had not reimbursed our Advisor for any organizational and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2015, we had not acquired any real properties with the proceeds of our initial public offering or commenced material operations.

Share Repurchase Program

We have not yet raised the minimum offering amount and broken escrow in our initial public offering; therefore, during the period covered by this report, we did not repurchase any of our shares of common stock as no shares of common stock were eligible for repurchase.  Please see Note 3 to the consolidated financial statements in this quarterly report on Form 10-Q for a detailed discussion of our Share Repurchase Program.

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL	Instance Document
101.SCH	XBRL	Taxonomy Extension Schema Document

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Dated: November 16, 2015	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: November 16, 2015	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)