Form 10-K
period 2015-12-31
Nexpoint Multifamily Realty Trust, Inc.
filed 2016-03-25
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-200221

NexPoint Multifamily Realty Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4106316
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

None

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2015.

As of March 25, 2016, the registrant had 239,614 shares of Class A common stock, $0.01 par value, outstanding, and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Form 10-K

Year Ended December 31, 2015

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” or “potential,” or by the negative of these words and phrases, or by similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements regarding the following subjects may be affected by a number of risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements:

•	our use of the proceeds of the offering;
•	our business and investment strategy;
•	our ability to make investments in a timely manner or on acceptable terms;
•	the adequacy of our cash resources, financing sources and working capital;
•

current credit market conditions and our ability to obtain long-term financing for our property investments in a timely manner and on terms that are consistent with what we project when we invest in the property;

•	the effect of general market, real estate market and economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;
•	our ability to make scheduled payments on our debt obligations;
•	the degree and nature of our competition;
•	the availability of qualified personnel at NexPoint Real Estate Advisors II, L.P. (our “Advisor”) and Highland Capital Funds Distributor, Inc. (our “Dealer Manager);
•	our ability to qualify and maintain our qualification as a REIT;
•	our ability to successfully raise capital in our public offering;
•	our ability to make distributions;
•	our dependence on the resources and personnel of our Advisor and Highland Capital Management, L.P. (our “Sponsor” or “Highland”);
•	the lack of a public trading market for our shares;
•	any failure in our Advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among us, our Advisor and our Sponsor;
•	changes in laws or regulations governing various aspects of our business and public, non-listed REITs generally;
•	changes to generally accepted accounting principles, or GAAP; and
•	other subjects referenced in this Annual Report, including those set forth under the caption “Risk Factors.”

The forward-looking statements contained in this Annual Report reflect our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see Item 1A. “Risk Factors” to this Annual Report. We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

ii

PART I

ITEM 1. BUSINESS

General

NexPoint Multifamily Realty Trust, Inc. (the “Company,” “we,” “our,” and “us”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement dated August 10, 2015 (the “Advisory Agreement”). The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. Substantially all of the Company’s assets will be held by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership subsidiary. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor. As of December 31, 2015, the Company had not commenced material operations.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s properties. All properties may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share, which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The Company is publicly offering two classes of shares of common stock, Class A shares and Class T shares. The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The offering is being conducted on a “reasonable best efforts” basis, pursuant to our registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (Registration No. 333-200221) (the “Registration Statement”). Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will determine its estimated net asset value, or NAV, per share of each class of its common stock based on a valuation as of a date no later than 150 days from the second anniversary of the date that the Company breaks escrow in the Offering, although the Company may provide an estimated NAV based on a valuation prior to such date. If the Company provides an estimated NAV on a date prior to the conclusion of the Offering, or the NAV pricing date, its board of directors (the “Board”) may determine to modify the public offering price to reflect the estimated per share NAV. After the NAV pricing date, the per share purchase price in our primary offering will vary quarterly and will be equal to the per share NAV plus applicable commissions and fees.

Substantially all of the net proceeds of the Offering will be used to directly or indirectly acquire, own, operate and selectively develop well-located “core-plus” multifamily properties with a modest “value-add” component, and on an opportunistic basis, “core” multifamily properties (although we do not expect this to be a substantial portion of our portfolio), in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company may also directly or indirectly invest in multifamily housing debt, mezzanine debt and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. As of December 31, 2015, the Company had not acquired any real estate investments.

Pursuant to the terms of the Offering, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations (the “Minimum Offering Requirement”). As of December 31, 2015, the Company had not reached such threshold, acquired any real estate investments or earned any income. On March 24, 2016, an affiliate of our Advisor contributed $2.0 million, bringing total contributions to $2.2 million. On March 24, 2016, the Company broke escrow and commenced material operations. For additional information on the Company’s financial condition and results of operations, see the accompanying consolidated financial statements and the related notes thereto.

Our Investment Objectives

Our primary investment objectives are:

•	to provide current income for our stockholders through the payment of cash distributions;
•	to preserve and return stockholder capital contributions; and
•	to realize capital appreciation on our properties.

We plan to implement our investment objectives as follows:

•

Seek Multifamily Properties. We intend to directly or indirectly acquire, own, operate and selectively develop well-located core-plus multifamily properties with a modest value-add component, in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. Our modest value-add component will consist, on average, of investing $1,000 - $4,000 per unit in the first 24 months of ownership, in an effort to add value to the asset’s exterior and interior. In addition, we anticipate incurring average annual capital expenditures of $175,000 to $275,000 per multifamily property in connection with the operation of our business. Although we will monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. In most cases, we plan to escrow equity at the time we acquire an asset to fund these planned capital expenditures and value-add improvements. We may also directly or indirectly acquire, on an opportunistic basis, core multifamily properties, although we do not expect this to be a substantial portion of our portfolio.

•

Focusing On Core-Plus Multifamily Properties with a Modest Value-Add Component. We believe that multifamily properties can provide investors with an attractive blend of current cash flow and opportunity for capital appreciation. Because of more difficult single family mortgage underwriting standards, rising interest rates and the echo-boomer population’s propensity to rent, many Americans are either unable to afford or simply choose not to purchase homes, creating a large and growing renter class. As the United States economy continues to strengthen (particularly in the markets where we operate), we anticipate rent growth, along with the related growth in property operating income and valuations, to culminate in an overall improvement of multifamily industry fundamentals. A vast majority of core-plus multifamily properties can be purchased at prices that we believe will generate attractive cash flow returns.

•

Pursuing Our Investment Model during the Current Economic Environment. We believe the current macroeconomic environment, demographic trends, and current market conditions will continue to create attractive opportunities to acquire core-plus and core multifamily properties at prices that represent discounts to replacement cost, provide potential for significant long-term value appreciation and generate attractive current yields for our stockholders. Given the conditions of the current economic environment in the markets where we are focused and the experience of the Advisor, we expect to be well-positioned to capitalize on these opportunities to create an attractive investment portfolio, maximizing stockholder yields and total returns.

•

Using Leverage to Increase Stockholder Value. We will finance our portfolio conservatively at a target leverage level of 50% to 60% loan-to-value. However, we may initially exceed these levels during the first year of operations as we ramp up the capital raising process. Given that we intend for the majority of our acquisitions to have a modest value-add component in the first two years of ownership, we generally will seek leverage with optionality for refinancing (such as floating rate debt). In our management team’s experience, we believe this leverage strategy will result in the opportunity to maximize returns for our stockholders.

•	Monthly Distributions. We intend to pay distributions on a monthly basis, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Distributions.”
•

Exit Strategy. We intend to begin the process of achieving a liquidity event within two to five years after the completion of the Offering. A liquidity event may include a sale of assets to another REIT, a merger into an existing publicly traded REIT or other publicly traded vehicle, or a listing of our shares on a national securities exchange.

The Advisor’s investment approach combines its management team’s experience with a structure that emphasizes thorough market research, local market knowledge, underwriting discipline, and risk management in evaluating potential investments with a goal of maximizing long-term stockholder value.

Acquisition Strategy

We consider “core” multifamily properties to be properties we believe to be of the highest quality and “core-plus” multifamily properties to be properties we believe are high quality, yet ones which we also believe possess the ability to increase in value through some event. Examples include properties that have scheduled vacancies or leases rolling over or that would benefit from modest upgrades or renovations that would allow us to increase rents. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. Our modest value-add component will consist, on average, of investing $1,000 - $4,000 per unit in the first 24 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program will be implemented at the direction and supervision of our Advisor.

We intend to target “core-plus” multifamily properties that:

•	have been institutionally developed and owned prior to our acquisition;
•	are primarily garden-style communities in need of modest upgrades to exterior amenities and interior finishes;
•	have stabilized occupancy;
•	are generally less than five years old; and
•	can be acquired at significant discounts to replacement costs.

We seek to own and operate multifamily properties in areas that have:

•	major employment centers, parks and schools nearby;
•	a stable work force, combined with positive net population growth;
•	well-paying jobs provided by a diverse mix of employers;
•	a favorable cost of living; and
•	reduced competition from larger multifamily REITs and large institutional real estate investors who tend to focus on select coastal and gateway markets.

Disposition Strategy

We intend to hold each property we acquire for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect the Board to make the determination with respect to whether we should sell or dispose of a particular property based on its determination that the sale of the property would be in the best interest of our stockholders.

The determination of whether a particular property should be sold or otherwise disposed of before the end of the expected holding period for the property will be made after consideration of relevant factors (including prevailing economic conditions, the performance or projected performance and appreciation of the property and current tenant creditworthiness) with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

We may reinvest the proceeds of property sales in investments that satisfy our investment objectives. However, if we do not begin the process of achieving a liquidity event by the fifth anniversary of the termination of our primary offering, our charter requires the Board, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of the Company is advisable and directs that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless, in either case, the adoption of a plan of liquidation by the Board and submission of such plan to stockholders is postponed by a vote of a majority of the Board, including a majority of the independent directors. If we have sought and failed to receive stockholder approval of a plan of liquidation, we will continue operating and, upon the written request of stockholders owning in the aggregate not less than 10% of the then outstanding shares of our common stock, the plan of liquidation will be submitted for consideration by proxy statement to the stockholders up to once every two years.

Financing Strategy

Our charter limits our borrowings to 300% of our total “net assets” (as defined in our charter in accordance with the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which equates to approximately 75% of the cost of our investments. However, over time we expect to target a leverage ratio of between 50% to 60% of the cost of our properties. Borrowings in excess of the NASAA REIT Guidelines must be approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report with an explanation of the justification for the excess borrowing. For example purposes only, justification could be found by a majority of the independent directors: (i) if the value of our portfolio declined and new borrowings were necessary to repay existing obligations, (ii) to pay sufficient distributions to maintain our REIT status, or (iii) to buy a property where an exceptional acquisition opportunity presented itself and the terms of the debt and nature of the property were such that the debt did not increase the risk that we would become unable to meet our financial obligations as they became due. There is no limitation on the amount we may borrow for the purchase of any single property, but our portfolio leverage cannot exceed 75% of the cost of our investments without justification, as determined by a majority of the independent directors. Should a majority of the independent directors find justification, there will be no limitation on our portfolio leverage.

Property Management Strategy

We expect the significant majority of the entities through which we will own our properties will enter into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH will operate and lease our properties. BH has over 23 years of experience operating and leasing multifamily properties, and as of the date of this Annual Report, manages approximately 65,000 multifamily units in 22 states. Approximately 20% of the properties currently managed by BH are owned by our affiliate. In addition to property management and leasing services, BH may also provide us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We will utilize BH for property and construction management services and leasing, paying BH a property management fee of approximately 3% of gross income from each property managed, in addition to certain expense reimbursements. In the past, affiliates of our Advisor have co-invested with BH in properties and we may make co-investments with them in joint ventures that we control and will be consolidated into our financial statements.

Joint Venture Investment and Other Equity Securities Strategy

We may enter into joint ventures for the acquisition, development or improvement of properties and we may acquire additional properties through joint venture arrangements with some of the proceeds of the Offering. In addition, we intend to engage third parties to assist with our diligence process regarding potential properties we may acquire. We have no plans to enter into joint ventures and other co-ownership arrangements or participations with other programs of Highland; however, our charter permits such joint ventures if a majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction approve our investment as fair and reasonable and on substantially the same terms and conditions as those received by the other joint venturers.

Our policy is to invest predominantly in joint ventures when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. However, in the event that the co-venturer elects to sell property held in any such joint venture, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

We may make non-controlling equity investments in REITs and other real estate companies, provided that if such equity securities are not listed on a national securities exchange or traded in an over-the-counter market, such investments shall be permitted only if a majority of our Board, including a majority of our independent directors not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. We may purchase the common or preferred stock of these entities or options to acquire their common stock. We do not expect our non-controlling equity investments in public companies to exceed 5.0% of the proceeds of the Offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. In addition, we do not expect our non-controlling equity investments in public companies combined with our investments in real estate properties outside of our target multifamily investments and other real estate-related investments to exceed 10.0% of our total assets.

Our Structure

The following chart shows our ownership structure.

Our Advisor

We are externally managed by our Advisor pursuant to the Advisory Agreement. Our Advisor was organized on October 15, 2014 and is an affiliate of Highland. Our Advisor has contractual and fiduciary responsibilities to us and our stockholders as further described under “Our Advisory Agreement” below. The members of the Advisor’s investment committee are James Dondero, Brian Mitts and Matt McGraner.

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

Our Advisor has also entered into a shared services agreement with Highland, pursuant to which the Advisor may utilize employees from affiliated entities, including Highland, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance and legal. Under the shared services agreement, these costs are allocated to the Advisor based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to the Advisor, the charge for services is pro-rated accordingly. Highland and the Advisor or its affiliates pay all of the employees assigned to provide services to the Advisor.

Our Advisory Agreement

Below is a summary of the terms of our Advisory Agreement.

Duties of Our Advisor. Our Advisory Agreement provides that our Advisor will, subject to the overall supervision of the Board, manage the day-to-day operations of, and provide investment management services to, us. The Advisory Agreement requires our Advisor to provide us with all services necessary or appropriate to conduct our business, including the following:

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio properties);
•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;
•	structure the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	acquire properties on our behalf in compliance with our investment objectives and policies;
•	arrange for financing and refinancing of properties;
•	enter into leases and service contracts for our properties;
•	oversee the performance of our property managers;
•	review and analyze the properties’ operating and capital budgets;
•	generate an annual budget for us;
•	review and analyze financial information for each property and the overall portfolio;
•

formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of properties; and

•	close, monitor and administer the investments we make.

Our Advisor is required to obtain the prior approval of the Board in connection with:

•	any investment for which the purchase price exceeds $15 million;
•

any investment that is inconsistent with the publicly disclosed investment guidelines as in effect from time to time, or, if none are then publicly disclosed, as otherwise adopted by the Board from time to time; or

•	any investment that violates our restrictions on indebtedness.

Asset Management Fee. Our Advisory Agreement requires that we pay our Advisor a monthly asset management fee in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of our gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of our gross assets at the end of each month (or partial month), and is payable monthly in arrears.

Acquisition Fee. We may pay our Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

Disposition Fee. The Company will pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred.

Reimbursement of Expenses. The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf (excluding selling commissions, dealer manager fees and the distribution fee) in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross Offering proceeds. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.

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

Restricted Stock Awards. We have established a restricted share plan pursuant to which our directors, officers and employees (if we ever have employees), our Advisor and its affiliates and their respective employees, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us and their respective employees, certain of our consultants and certain consultants to our Advisor and its affiliates or entities that provide services to us and their respective employees may be granted incentive awards in the form of restricted stock.

Subordinated Participation in Net Sales Proceeds (payable only if we are not listed on an exchange, which we have no intention to do at this time). Our Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation.

Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

Subordinated Incentive Listing Distribution (payable only if we are listed on an exchange, which we have no intention to do at this time). Upon the listing of our shares on a national securities exchange, our Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of the amount by which the sum of our market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation.

Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

Subordinated Distribution Upon Termination of the Advisory Agreement. Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the OP), will be entitled to receive distributions from the OP equal to 15.0% of the amount, if any, by which (i) the sum of the appraised value of the Company’s assets, plus the total distributions paid to stockholders from the Company’s inception through the termination date of the Advisory Agreement, less any amounts distributable as of the termination date of the Advisory Agreement to the limited partners of the OP, who receive partnership units, exceeds (ii) the aggregate capital contributed by investors, less the portion of any distribution that is attributable to net sales proceeds and by any amounts paid by the Company to repurchase shares, plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors (the “Subordinated Distribution Upon Termination”).

Neither the Advisor nor any of its affiliates can earn both a Subordinated Participation in Net Sales Proceeds and a Subordinated Incentive Listing Distribution, as the case may be.

Term of the Advisory Agreement. Each contract for the services of our Advisor may not exceed one year, although there is no limit on the number of times that a particular advisor may be retained. Our Advisor may terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. A majority of our independent directors may also terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. For these purposes, by “without penalty,” we mean that we can terminate our Advisor without having to compensate our Advisor for income lost as a result of the termination of the Advisory Agreement. The Advisory Agreement does contain a provision to eliminate the possibility that our Advisor could be terminated as a way to avoid having to pay the Subordinated Participation in Net Sale Proceeds.

Liability and Indemnification of Advisor. Under the Advisory Agreement, we are also required to indemnify our Advisor and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding with respect to certain of our Advisor’s acts or omissions.

Other Activities of Advisor and its Affiliates. Our Advisor and its affiliates expect to engage in other business ventures, and as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, our Advisor will be required to devote sufficient resources to our administration to discharge its obligations.

Potential Acquisition of our Advisor. Many REITs which are listed on a national stock exchange are considered “self-managed” since the employees of such REITs perform all significant management functions. In contrast, REITs that are not self-managed, like us, typically engage a third party, such as our Advisor, to perform management functions on its behalf. If we list our shares on a national stock exchange in the future, our independent directors may determine that we should become self-managed through the acquisition of our Advisor, which we refer to as an internalization transaction.

Our Sponsor

Highland is an SEC-registered investment adviser which, together with its affiliates, had approximately $18.3 billion in assets under management as of December 31, 2015. Highland is one of the most experienced global alternative credit managers. The firm invests in various credit and equity strategies through hedge funds, long-only funds, separate accounts, collateralized loan obligations, non-traded funds, publicly traded funds, closed-end funds, mutual funds and ETFs, and manages strategies such as distressed-for-control private equity, oil and gas, direct real estate, real estate credit and originated or structured real estate credit investments. The members of Highland’s real estate team, both during their tenure at Highland and in their previous roles before joining Highland, and employees of BH have a long history of investing in real estate and debt related to real estate properties.

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

Selling Commissions. We will pay the Dealer Manager selling commissions of up to 7.0% of gross Offering proceeds from the sale of Class A shares and up to 3.0% of gross Offering proceeds from the sale of Class T shares. The Dealer Manager is expected to reallow all selling commissions to participating broker-dealers. We will not pay selling commissions with respect to shares of any class sold pursuant to our DRIP. The selling commissions may be reduced or waived in connection with certain categories of sales.

Dealer Manager Fee. We will pay the Dealer Manager a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A shares and Class T shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. We will not pay dealer manager fees in connection with purchases of shares made pursuant to our DRIP. The dealer manager fee may be reduced or waived in connection with certain categories of sales.

Distribution Fee. With respect to our Class T shares that are sold in the Offering, we will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share (or, once reported, the NAV for the Class T shares) on a continuous basis from year to year. We will continue paying distribution fees with respect to Class T shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from our primary offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP.

We will not pay a distribution fee with respect to Class A shares.

Our Property Manager

The entities through which we will own the properties in our portfolio will enter into management agreements with BH. Pursuant to these agreements, BH will operate and lease the underlying properties in the portfolio. In addition to property management and leasing services, BH may also provide us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We will utilize BH for property and construction management services and leasing, paying BH a management fee of approximately 3% of the monthly gross income from each property managed, in addition to certain other fees described under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Americans with Disabilities Act

The properties in the portfolio must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We expect that our properties will be in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will assess our properties and make alterations as appropriate in this respect.

Fair Housing Act

The Fair Housing Act, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, financial capability or other bases. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could materially and adversely affect us. We expect that we will operate our properties in substantial compliance with the Fair Housing Act.

Environmental Matters

We generally will obtain a Phase I environmental assessment for each property we intend to acquire. However, in certain circumstances, we may purchase a property without obtaining such assessment if our Advisor determined it is not warranted, specifically in circumstances where our Advisor determines to rely upon an assessment certified by, sought and secured by the sellers of the property. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. In addition, we will attempt to obtain a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials.

Insurance

We will carry comprehensive general liability coverage on the properties in our portfolio, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we will be insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. The majority of our property policies for all U.S. operating and development communities will include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry and specific to the project. We will also obtain title insurance policies when acquiring new properties, which insure fee title to the properties in the portfolio. We will obtain coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. These policies will include limits and terms we consider commercially reasonable. There are certain losses (including, but not limited to, losses arising from environmental conditions, acts of war or certain kinds of terrorist attacks) that will not be insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for the properties in the portfolio, we could self-insure certain portions of our insurance program and therefore, use our own funds to satisfy those limits.

Reportable Segment

The Company expects it will have one reportable segment, with activities related to investing in and operating multifamily real estate properties. The Company’s investments in real estate will generate rental revenue and other income through the operation of the properties, which will comprise most of the total revenue. Management will evaluate the operating performance of the Company’s investments in real estate on an individual property level. For information on the Company’s financial information regarding its reportable segment, see the accompanying consolidated financial statements and the related notes thereto.

Competition

We compete with numerous real estate companies and other owners of real estate in seeking multifamily properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth.

Our multifamily properties will compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. All of our multifamily properties will be located in developed areas that include other multifamily properties and/or condominiums. The number of competitive multifamily properties and/or condominiums in a particular area, and any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership, could have a material adverse effect on our ability to lease our apartments and the rents we are able to obtain. In addition, single-family homes and other residential properties will provide housing alternatives to residents and potential residents of our multifamily properties.

Employees

We have no paid employees. The Advisor conducts substantially all of our operations and provides asset management for our real estate investments.

Corporate Information

Our Advisor’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. The Advisor’s telephone number is (972) 628-4100. We maintain a website at www.nmrtreit.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such material with, or furnish to, the SEC. Information contained on, or accessible through our website, is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the SEC.

Item 1A. Risk Factors

An investment in our common stock involves various risks and uncertainties. Our common stockholders (or “stockholders”) should carefully consider the following material risk factors in conjunction with the other information contained in this Annual Report before purchasing our common stock. The risks discussed in this Annual Report can adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common stock to decline and could cause our stockholders to lose all or part of their investment. The risks and uncertainties described below are not the only ones we face, but represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Relating to an Investment in Us

No public market currently exists for our shares of common stock, and we have no current plans to list our shares on an exchange. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount from their public offering price.

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange or to liquidate our assets by a specified date. Our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of their shares must also comply with applicable securities laws. Our charter also contains a limitation on ownership that prohibits any person or entity from actually, constructively or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted, prospectively or retroactively, by the Board. The Board may waive this ownership limit with respect to a particular person if the Board receives certain representations and warranties as required by our charter. This provision may inhibit large investors from purchasing their shares. Moreover, our share repurchase program includes numerous restrictions that limit their ability to sell their shares to us, and the Board may amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for them to sell their shares promptly or at all. If they are able to sell their shares, they will likely have to sell them at a substantial discount to the public offering price. It is also likely that their shares will not be accepted as the primary collateral for a loan. They should purchase our shares only as a long-term investment because of their illiquid nature.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to acquire commercial real estate assets as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot provide assurance that we will be able to pay or maintain a level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of commercial real estate will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our shares.

We have no real estate operating history nor do we currently own any properties, which makes our future performance and the performance of an investment in us difficult to predict.

We were organized on November 12, 2013. We have no real estate operations and own no properties. Our lack of operating history significantly increases the risk and uncertainty of an investment in our shares.

Purchases of common stock by our directors, our officers, officers and employees of the Dealer Manager, other affiliates and individuals designated by management in the Offering should not influence investment decisions of independent, unaffiliated investors.

Our directors, officers and employees of the Dealer Manager and other affiliates and individuals designated by management may purchase shares of our common stock, and any such purchases will be included for purposes of determining whether the minimum of $2.0 million of shares of common stock required to release funds from the escrow account has been sold. Management may designate individuals who have prior business and/or personal relationships with our executive officers, directors or Sponsor, including, without limitation, any service provider. There can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in the Offering. Any shares purchased by directors, officers, officers and employees of the Dealer Manager, other affiliates or friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, officers and employees of the Dealer Manager, other affiliates or friends should not influence a decision to invest in shares of our common stock, and an investor should make their own independent investment decision concerning the risks and benefits of an investment in our common stock.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

We compete to acquire real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. The more money we raise in the Offering, the greater will be our challenge to invest all of the net offering proceeds on attractive terms. Therefore, the large size of the Offering increases the risk that we may pay too much for real estate acquisitions. If we, through the Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment objectives. As a result, any distributions we make while our portfolio is not fully invested in properties meeting our investment objectives may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in properties meeting our investment objectives. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in the Offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of the Offering increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of the Offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay distributions to stockholders and reduce overall returns. Moreover, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, a stockholder could suffer delays in the distribution of cash distributions attributable to those particular properties. A stockholder should expect to wait several months after the closing of a property acquisition before we can pay cash distributions attributable to such property.

The personnel of the Advisor do not have significant experience in operating under the constraints imposed on us as a REIT which may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to many of the other investment vehicles managed by Highland and its affiliates. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to so comply could cause us to fail to satisfy the requirements associated with REIT status. The personnel of the Advisor do not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot provide assurance that the Advisor will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of Highland, the Advisor and its affiliates.

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. We depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of the Advisor to achieve our investment objectives, including Messrs. Dondero, McGraner and Mitts, all of whom are difficult to replace. We expect that the Advisor will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

We depend upon the senior professionals of the Advisor to maintain relationships with potential investments, and we rely upon these relationships to provide us with potential investment opportunities. We do not intend to purchase “key person” insurance coverage respecting such investment personnel. We cannot provide assurance that these relationships will yield attractive investment opportunities. If these individuals do not maintain their existing relationships with the Advisor, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of the Advisor have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

The Advisor is an affiliate of Highland and, in turn, depends upon access to the investment professionals and other resources of Highland and its affiliates to fulfill its obligations to us under the Advisory Agreement. The Advisor also depends on Highland to obtain access to deal flow generated by its professionals. We believe that our future success depends, in a large part, on Highland’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to retain such personnel is intense, and we cannot provide assurance that Highland will be successful. Through a Shared Services Agreement between the Advisor and the Sponsor, the Advisor may utilize employees from affiliated entities, including Highland, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance, and legal. Under the Shared Services Agreement, these costs are allocated to the Advisor based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to the Advisor, the charge for services is pro-rated accordingly. Highland and the Advisor or its affiliates pay all of the employees assigned to provide services to the Advisor. We cannot provide assurance that Highland and its affiliates will fulfill their obligations under this agreement with the Advisor. If Highland and its affiliates fail to perform, we cannot provide assurance that the Advisor will enforce the Shared Services Agreement, that such agreement will not be terminated by either party, or that we will continue to have access to the investment professionals of Highland and its affiliates, or their market knowledge and deal flow.

If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on the Advisor’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon the Advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The Advisor has substantial responsibilities under the Advisory Agreement. The personnel of the Advisor are engaged in other business activities; which could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our business or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of the Advisor, members of the Advisor’s investment committee or by Highland or its affiliates.

Our primary focus of acquiring and investing in a diversified portfolio of commercial real estate consisting primarily of multifamily properties across the United States differs from that of certain existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of the Advisor, members of the Advisor’s investment committee or sponsored by Highland or its affiliates. In addition, many of the previously sponsored investment programs by Highland were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Highland affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor’s investment committee or sponsored by Highland or its affiliates. We also cannot provide assurance that we will replicate the historical results achieved by members of the investment committee, and we caution that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

Because we have not yet identified any specific properties to purchase, the Offering is considered to be a “blind pool” offering, which makes an investment in our common stock more speculative.

We have not identified any properties to acquire with the proceeds from the Offering. Our ability to identify well-performing properties and achieve our investment objectives depends upon the performance of the Advisor in the acquisition of our investments and the determination of any financing arrangements. The large size of the Offering increases the challenges that the Advisor will face in investing our net offering proceeds promptly in attractive properties, and the continuing high demand for the type of properties we desire to purchase increases the risk that we may pay too much for the properties that we do purchase.

We will seek to invest substantially all of the net proceeds from the primary Offering, after the payment of fees and expenses, to acquire and invest in commercial real estate assets in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. However, our stockholders will be unable to evaluate the economic merit of specific real estate projects before we invest in them. We expect to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. We will not provide our stockholders with information to evaluate our proposed investments prior to our acquisition of those investments. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for our stockholders to sell their shares promptly or at all. Furthermore, the Board will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that an investment in our common stock may not generate returns consistent with investors’ expectations.

Our strategy for acquiring value-add multifamily properties involves greater risks than more conservative investment strategies.

Our primary strategy is a value-add strategy. Therefore, for a majority of the value-add multifamily properties we intend to acquire, we intend to execute a modest value-add strategy whereby we intend to acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. Our strategy for acquiring value-add multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-add investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our value-add program, including possible borrowings or raising additional equity necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-add properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot provide assurance that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of the Offering, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

Until we are generating operating cash flow from properties or other real estate-related investments sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings, including possible borrowings from the Advisor or its affiliates, the sale of additional securities, advances from the Advisor, and the Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. Our inability to acquire properties or other real estate-related investments may result in a lower return on investment than our stockholders expect. Moreover, the Board may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds constitute a return of capital to stockholders, from which we will have already paid offering expenses in connection with the Offering. Our charter permits us to pay distributions from any source, and we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

If we fund distributions from the proceeds of the Offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.

The Advisor can resign on 60 days’ notice from its role as advisor, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations and cash flows.

The Advisor has the right, under the Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns as our advisor, we may not be able to find a new advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders.

Our business depends on the communications and information systems of Highland, to which we have access through the Advisor. In addition, certain of these systems are provided to Highland by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions which could have a negative impact on our financial results, operations, business relationships or confidential information.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we generally will indemnify them for losses unless such independent director is grossly negligent or engages in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distributions to our stockholders.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their company.

As of December 31, 2015, the Advisor had invested approximately $200,000 in us, through the purchase of shares of common stock in us at a weighted average price of $9.00 per share before our initial public offering, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. Therefore, if we are successful in raising enough proceeds to be able to reimburse the Advisor for the significant organization and offering expenses of the Offering, the Advisor has little exposure to loss. Without this exposure, our investors may be at a greater risk of loss because the Advisor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Risks Related to The Offering and Our Corporate Structure

We intend to disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss as determined under GAAP, and our stockholders should consider GAAP measures to be more relevant to our operating performance.

We will use, and we intend to disclose to investors, funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.” FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance. FFO and MFFO and GAAP net income or loss differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.

Because of the differences between FFO and MFFO and GAAP net income or loss, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

No investor may own more than 9.8% of our stock unless exempted by the Board, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes the Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. There is a limitation on ownership that prohibits any person or entity from actually, constructively or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted, prospectively or retroactively, by the Board. The Board may waive this ownership limit with respect to a particular person if the Board receives certain representations and warranties as required by our charter. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits the Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, the Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our common stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our common stockholders face.

The Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without our stockholders’ vote. The Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Under the Maryland General Corporation Law and our charter, our stockholders are generally entitled to vote only on the following matters: (a) election and removal of directors; (b) amendment of the charter, as provided in Article XIII of the charter; (c) dissolution of us; and (d) to the extent required under Maryland law, merger, conversion or consolidation of us, a statutory share exchange or the sale or other disposition of all or substantially all of our assets. With respect to all other matters, the Board must first adopt a resolution declaring that a proposed action is advisable and direct that such matter be submitted to our stockholders for approval or ratification. These limitations on voting rights may limit our stockholders’ ability to influence decisions regarding our business.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our OP whose interests may not be aligned with those of our stockholders.

Limited partners in our OP have the right to vote on certain amendments to the OP agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our OP, we are obligated to act in a manner that is in the best interest of all partners of our OP. Circumstances may arise in the future when the interests of limited partners in our OP may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of multifamily properties. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without our stockholders’ consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Our stockholders may not be able to have their shares repurchased under the share repurchase program; if they are able to have their shares repurchased under the share repurchase program, they may not be able to recover the amount of their investment in our shares.

The Board has adopted a share repurchase program, but there are significant conditions and limitations that limit our common stockholders’ ability to have their shares repurchased under the plan.

Until the NAV pricing date, except with respect to repurchases sought within one year of a stockholder’s death or Qualifying Disability (as determined by the applicable governmental agency), common stockholders must hold their shares for at least one year in order to participate in our share repurchase program.

Prior to the time the Advisor begins calculating NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $9.25 and 92.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $9.50 and 95.0% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $9.75 and 97.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least four years, the price will be the lower of $10.00 and 100% of the amount paid for each such share;

in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.

After the NAV pricing date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our share repurchase program. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets to make such purchases. Most of our assets will consist of properties which cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. Following the NAV pricing date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion, if any, in cash, cash equivalents and other short-term investments and certain types of real estate-related assets that we expect to be able to liquidate more readily than other properties and investments, or, collectively, liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, available amounts under such line of credit will be included in calculating our liquid assets. After the NAV pricing date, there is no minimum holding period for shares of our common stock and stockholders can submit their shares for repurchase at any time; however, because most of our assets will consist of real estate properties that cannot generally be readily liquidated without affecting our ability to realize full value upon their dispositions, investments in the Company should be considered a long-term investment.

Whether the Advisor has begun NAV calculations or not, the share repurchase program will terminate immediately if our shares are listed on any national securities exchange. In addition, the Board may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, the Board reserves the right, in its sole discretion, to reject any requests for repurchases.

The provisions of our share repurchase program may limit our stockholders’ ability to have their shares repurchased should they require liquidity and could limit their ability to recover the amount that they invested in our shares. The terms of our share repurchase program contain fewer limitations for repurchases sought as a result of a stockholder’s death or Qualifying Disability. All repurchases are subject to there being sufficient funds legally available to the Company for that purpose.

The offering price was not established on an independent basis and bears no relationship to our NAV. The offering price is likely to be higher than the amount a common stockholder would receive per share if we were to liquidate at this time because of the upfront fees paid in connection with the issuance of our shares.

The offering price of the shares was not established on an independent basis and bears no relationship to our NAV, or to any other established criteria for valuing issued or outstanding shares. The offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time because of the upfront fees paid in connection with the issuance of our shares. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers. Because the initial offering price is not based on any independent valuation, the offering price is not indicative of the proceeds our stockholders would receive upon liquidation.

We may be required to disclose an estimated NAV per share of our common stock prior to the conclusion of the Offering or shortly after the conclusion of the Offering, and the purchase price our stockholders pay for shares of our common stock in the Offering may be higher than such estimated NAV per share. The estimated NAV per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

To assist members of FINRA and their associated persons that participate in the Offering, pursuant to FINRA Conduct Rule 5110, we intend to have the Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, the Advisor has indicated that it currently intends to use the price paid to acquire a share in our primary Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until 150 days following the second anniversary of breaking escrow in the Offering. This approach to valuing our shares may bear little relationship to, and will likely exceed the amount our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date on which we break escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of the Offering, the Board may determine to modify the offering price, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated NAV per share. Further, the amendment to NASD Rule 2340 takes effect on April 11, 2016, prior to the anticipated conclusion of the Offering, and if we have not yet disclosed an estimated NAV per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Until we disclose an estimated NAV per share based on a valuation, the price at which our stockholders purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated NAV per share. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will, at that time, obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Our ability to conduct the Offering successfully depends, in part, on the ability of the Dealer Manager to successfully establish, operate and maintain a network of broker-dealers.

The success of the Offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the Dealer Manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the Dealer Manager fails to perform, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares we issue in the future. Upon commencement of the Offering, our charter authorized us to issue 1 billion shares of common stock, 500 million of which are classified as Class A common stock and 500 million of which are classified as Class T common stock, and 10 million shares of preferred stock. The Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of common stock or the number of authorized shares of any class or series of stock without stockholder approval. After our stockholders purchase shares in the Offering, the Board may elect to (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to employees of the Advisor or its affiliates; (4) issue shares to the Advisor or its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of the OP. To the extent we issue additional equity interests after our stockholders purchase shares in the Offering, their percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in the Offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.

We will pay substantial fees and expenses to the Advisor and its affiliates and to our property manager, which payments increase the risk that our stockholders will not earn a profit on their investment.

Pursuant to our agreements with the Advisor, we will pay significant fees to the Advisor and its affiliates during our operational stage. Those fees include asset management fees and obligations to reimburse the Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of the Advisor could also receive significant payments even without our reaching specific investment-return thresholds should we seek to become internally-managed. Due to the apparent preference of the public markets for internally-managed companies, a decision to list our shares on a national securities exchange could be preceded by a decision to become internally-managed. Given the Advisor’s familiarity with our assets and operations, we could prefer to become internally-managed by acquiring the Advisor. Even though the Advisor will not receive internalization fees, such an internalization transaction could result in significant payments to affiliates of the Advisor irrespective of whether our stockholders received the returns on which we have conditioned other back-end compensation, and we would not be required to seek a stockholder vote to become internally-managed.

Additionally, pursuant to the agreements we expect to enter into with our property manager, we expect to pay significant fees to our property manager. These fees include property management fees, construction management and other customary property manager fees.

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in the Offering. Substantial consideration paid to the Advisor and its affiliates also increases the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Investors who subscribe for shares of our Class T common stock in the early stages of the Offering will pay higher distribution fees than investors who subscribe for shares of Class T common stock near the termination of the Offering.

With respect to Class T shares that are sold in the Offering, we will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share (or, once reported, the NAV for the Class T shares) on a continuous basis from year to year. We will continue paying distribution fees with respect to Class T shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from our primary Offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP.

Since the timing of any of the events noted above is uncertain, holders of Class T shares may continue to pay distribution fees for an extended period of time and the aggregate amount of distribution fees that individual holders will pay cannot be estimated. Investors who subscribe for Class T shares in the early stages of the Offering, however, will pay higher aggregate distribution fees than those investors who subscribe for Class T shares closer to the termination of the Offering.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, the Board may consider internalizing the functions performed for us by the Advisor by, among other methods, acquiring the Advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders. The termination of the Advisory Agreement in connection with internalizing management would obligate us to pay the Advisor a substantial termination fee. An acquisition of the Advisor could also result in dilution of our stockholders’ interests and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisors or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend funds for improvements to the vacated space in order to attract replacement tenants. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops of multifamily properties that we acquire.

We intend to use substantially all of the proceeds from the Offering, net of expenses, to acquire and invest in real estate investments in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. We have not established limits on the use of proceeds from the Offering and may use proceeds from the Offering to fund distributions to our stockholders. We do not intend to reserve significant proceeds from the Offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment. However, the Board has the authority under our organizational documents, to the extent permitted by Maryland law, in its sole discretion, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by the Advisor.

The Board has opted out of provisions of the Maryland General Corporation Law relating to deterring or defending hostile takeovers. Although we will not currently be afforded this protection, the Board could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders, or affiliates of interested stockholders, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the corporation’s outstanding voting stock; or
•

an affiliated associate of the corporation who, at any time during the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of the then outstanding stock of the corporation.

Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation, are excluded from the vote on whether to accord voting rights to the control shares. Should the Board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

This is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us may be reduced in the event our assets underperform.

The Offering is being made on a “best efforts” basis, whereby the Dealer Manager and broker-dealers participating in the Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. Even though we have established a minimum size of the Offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure our stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Finally, if more stockholders opt to receive cash dividends and other distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to make distribution payments. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as the Board may deem relevant from time to time. We cannot provide assurance that we will pay distributions to our stockholders in the future.

Investing in our shares may involve an above average degree of risk and is intended for long-term investors.

The investments we make in accordance with our investment objectives and strategies may result in a higher amount of risk of loss of principal than alternative investment options. Our investments in real estate assets may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors.

Investors in the Offering will suffer immediate dilution.

The Advisor and its affiliates perform services for us in connection with the sale of shares in the Offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. Assuming we sell the maximum offering amount of all Class A shares at a $10.00 purchase price (not accounting for shares sold under the DRIP) we estimate that approximately 88.5% of the gross proceeds will be available to make investments in real estate properties and other real estate-related loans and securities. We will use the remainder of the offering proceeds to pay the costs of the Offering, to pay a fee to the Advisor for its services in connection with the selection, acquisition and financing of properties, and possibly to repurchase shares of our common stock under our share repurchase program if the Board determines it is appropriate and there are insufficient DRIP proceeds for this purpose. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

We are not registered, and do not intend to register our self or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we become obligated to register our self or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on specific transactions with affiliates; and
•	requirements to comply with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not investment companies under the Investment Company Act. Under Section 3(a)(1) (A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Since we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a) (1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired, or we may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Risks Related to Conflicts of Interest

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with Highland, there may be times when Highland, the Advisor or their affiliates have interests that differ from those of our stockholders, giving rise to a conflict of interest.

Our officers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Advisor or its affiliates. Similarly, the Advisor or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our officers have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by the Advisor and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with the Advisor. The Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Our affiliate, NexPoint Residential Trust, Inc. (“NXRT”), targets multifamily investments that are similar to ours; therefore, we may compete with NXRT for certain investment opportunities, and such conflicts may not be resolved in our favor.

Our targeted investments and those of NXRT are similar in that both entities target multifamily properties, and all of our executive officers, affiliated directors or other key professionals are also affiliated with NXRT and its affiliates. While we have sought to limit the overlap between our targeted investments and those of NXRT, there may be times when we compete for a specific property, and such conflicts may not be resolved in our favor.

The Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

The Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other investment programs, including Highland-sponsored investment products, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the Offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The Advisor faces conflicts of interest relating to the incentive fee structure under the Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement, the Advisor or its affiliates are entitled to fees that are structured in a manner intended to provide incentives to the Advisor to perform in our best interests and in the best interests of our stockholders. However, because the Advisor is entitled to receive substantial minimum compensation regardless of performance, the Advisor’s interests may not be wholly aligned with those of our stockholders. In that regard, the Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle the Advisor to fees. In addition, the Advisor’s or its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in the Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. We will pay a performance-based termination distribution to the Advisor if we terminate the Advisory Agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the distribution to the Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, the Advisor will have the right to terminate the Advisory Agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control.

The Advisory Agreement with the Advisor was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

The Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to the Advisor, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the agreement because of our desire to maintain our ongoing relationship with the Advisor and its affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders.

The Advisor’s liability is limited under the Advisory Agreement, and we have agreed to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Advisory Agreement, the Advisor does not assume any responsibility to us other than to render the services called for under the agreement, and it is not responsible for any action of the Board in following or declining to follow the Advisor’s advice or recommendations. The Advisor maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Advisory Agreement, the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting negligence or misconduct. In addition, we have agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to negligence or misconduct. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Because the Dealer Manager is one of our affiliates, our stockholders do not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

The Dealer Manager is one of our affiliates. As a result, its due diligence review and investigation of us and this Annual Report cannot be considered to be an independent review. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. If a broker-dealer of our stockholders does not conduct such a review, our stockholders will not have the benefit of an independent review of the terms of the Offering. Therefore, our stockholders do not have the benefit of an independent review and investigation of the Offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Risks Related to Investments in Real Estate

Economic, market and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;
•	changes in the supply of or demand for similar or competing properties in an area;
•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
•	changes in tax, real estate, environmental and zoning laws; and
•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our potential properties, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of their investment.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

The value of a property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders’ investment.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions also may result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, or our existing line of credit, we do not have any sources of funding specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

We may be subject to contingent or unknown liabilities related to properties that we may acquire for which we may have limited or no recourse against the sellers.

The properties that we may acquire may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, claims of residents, vendors or other persons dealing with the properties prior to the acquisition of such property and tax liabilities. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquire such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

Our operating results may suffer because of potential development and construction delays that result in increased costs and risks.

We may use proceeds from the Offering to acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of potential future joint venture partners could reduce the returns on future joint venture investments and decrease our stockholders’ overall return.

We may enter into joint ventures to acquire, own or operate properties with some of the proceeds of the Offering. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;
•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are, or that become, inconsistent with our business interests or goals; or
•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders. We generally will obtain a Phase I environmental assessment for each property we intent to acquire. However, in certain circumstances, we may purchase a property without obtaining such assessment if the Advisor determined it is not warranted, specifically in circumstances where the Advisor determines to rely upon an assessment certified by, sought and secured by the sellers of the property. A Phase I environmental assessment or site assessment is an initial environmental investigation to identify potential liabilities associated with the current and past uses of a given property. In addition, we will attempt to obtain a representation from the seller that, to its knowledge, the property is not contaminated with hazardous materials.

In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, the Advisor will determine whether we will pursue the investment opportunity and whether we will have a Phase II environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (i) the types of operations conducted on the property and surrounding property, (ii) the time, duration and materials used during such operations, (iii) the waste handling practices of any tenants or property owners, (iv) the potential for hazardous substances to be released into the environment, (v) any history of environmental law violations on the subject property and surrounding property, (vi) any documented environmental releases, (vii) any observations from the consultant that conducted the Phase I environmental site assessment, and (viii) whether any party (i.e. surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.

We face risks relating to asbestos.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or ACMs, when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the properties that we may acquire. We will implement an operations and maintenance program at each of the properties at which we discover ACMs, if any. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our properties.

We face risks relating to lead paint.

Some of the properties we may acquire may have lead paint and we may have to implement an operations and maintenance program at such properties. Properties that we acquire in the future may also have lead paint. We can provide no assurance that we will not incur any material liabilities as a result of the presence of lead paint at our properties.

We face risks relating to chemical vapors and subsurface contamination.

We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation, property damage or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors (e.g. radon) or volatile organic compounds from soils or groundwater underlying or in the vicinity of those buildings or on nearby properties. We can provide no assurance that we will not incur any material liabilities as a result of vapor intrusion at our properties.

We face risks relating to mold growth.

Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we will educate residents about the importance of adequate ventilation and will include a lease requirement that they notify us when they see mold or excessive moisture. We will establish procedures for promptly addressing and remediating mold or excessive moisture when we become aware of its presence regardless of whether we or the resident believe a health risk is present. However, we can provide no assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

A concentration of our investments in the multifamily sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

We expect to concentrate our investments in the apartment sector. As a result, we will be subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments.

Our most significant geographic investment concentrations are expected to primarily be located in the Southeastern and Southwestern United States. We are, therefore, subject to increased exposure from economic and other competitive factors specific to markets within these geographic areas. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

We depend on residents for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The underlying value of our properties and the ability to make distributions to our stockholders depends upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing such property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.

A property that experiences significant vacancy could be difficult to sell or re-lease.

A property may experience significant vacancy through the eviction of residents and/or the expiration of leases. Certain of the multifamily properties we acquire may have some level of vacancy at the time of our acquisition of the property and we may have difficulty obtaining new residents. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.

Competition could limit our ability to acquire attractive investment opportunities, which could adversely affect our profitability and impede our growth.

We compete with numerous real estate companies and other owners of real estate in seeking multifamily properties for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties, and many of these investors will have greater sources of capital to acquire properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability and impede our growth.

Competition and any increased affordability of residential homes could limit our ability to lease our apartments or increase or maintain rents.

Our multifamily properties compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. All of our multifamily properties are located in developed areas that include other multifamily properties and/or condominiums. The number of competitive multifamily properties and/or condominiums in a particular area, and any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership, could have a material adverse effect on our ability to lease our apartments and the rents we are able to obtain. In addition, single-family homes and other residential properties provide housing alternatives to residents and potential residents of our multifamily properties.

The low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

The low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Risks Associated with Real Estate-Related Assets

Our investments in real estate-related assets will be subject to the risks related to the underlying real estate.

Real estate loans secured by properties are subject to the risks related to underlying real estate. The ability of a borrower to repay a loan secured by a property typically is dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Any default on the loan could result in our acquiring ownership of the property, and we would bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In addition, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan.

We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments.

The real estate equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in this Annual Report, including risks relating to rising interest rates.

The value of the real estate securities that we may invest in may be volatile.

The value of real estate securities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.

We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related assets to be reduced.

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

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call risk or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.

If we liquidate prior to the maturity of our real estate-related assets, we may be forced to sell those investments on unfavorable terms or at a loss.

The Board may choose to liquidate our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values.

Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which we have broad authority to incur, that may increase our business risks and decrease the value of our stockholders’ investment.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments, but we intend to target a leverage ratio of 50% to 60% for our portfolio. However, we may exceed that limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to 75% of the aggregate fair market value of our assets (calculated after the close of the Offering and once we have invested substantially all the proceeds of the Offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of this Offering we will seek such independent director approval of borrowings in excess of these limitations since we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investments.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Gross Income Test or the 95% Gross Income Test.

Interest-only and adjustable rate indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Finally, if the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines), which is generally expected to approximate 75% of the aggregate cost of our investments, however we intend to target a leverage ratio of 50% to 60% for our portfolio. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of their investment.

U.S. Federal Income Tax Risks

Failure to qualify and maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We intend to elect to be taxed as a REIT beginning with the taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations that may depend on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service (“IRS”), such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin, LLP, our tax counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Code, the requirements to be taxed as a REIT under the Code and Treasury Regulations. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of our prospectus. Morris, Manning & Martin, LLP’s opinion is not binding on the IRS or the courts, and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and which could result in our inability to acquire appropriate assets.

To obtain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions, and therefore they would need to use funds from another source to pay such tax liability.

If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the distributions reinvested in our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

The use of taxable REIT subsidiaries, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to our stockholders.

Some of our assets may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify and maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding securities by vote or value of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. For the 2016 taxable year and the 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year in the event we cannot make a sufficient deficiency dividend.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments in shares of our common stock. Additional changes to the tax laws are likely to continue to occur and may take effect retroactively, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed and the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides the Board with the power, in the event that the Board determines that it is no longer in our best interest to continue to be qualified as a REIT, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. The Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

If our OP fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to our stockholders.

We intend to maintain the status of the OP as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions to our stockholders and the yield on their investment. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage our stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, the fiduciary could be subject to civil (and criminal, if the failure is willful) penalties.

There are special considerations that apply to tax-qualified pension, profit-sharing and stock bonus plans, employee benefit plans described in Section 3(3) of ERISA and other retirement plans or accounts subject to Section 4975 of the Code (such as an individual retirement account or annuity described in Section 408 or 408A of the Code, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs described in Section 200(d) of the Code, health savings accounts described in Section 223(d) of the Code, and Coverdell education savings accounts described in Section 530 of the Code) that are investing in our shares. If our stockholders are investing the assets of such a plan or account in our common stock, they should satisfy themselves that:

•	their investment is consistent with their fiduciary and other obligations under ERISA and the Code applicable to their plan or account;
•	their investment is made in accordance with the documents and instruments governing their plan or account, including their plan’s or account’s investment policy, if applicable;
•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and all other applicable provisions of ERISA and the Code;
•

their investment in our shares, for which no trading market may exist, is consistent with, and will not impair, the liquidity needs of the plan or account, including liquidity needs to satisfy minimum and other distribution requirements and tax withholding requirements that may be applicable. See “—If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions” below;

•	their investment will not produce an unacceptable amount of “unrelated business taxable income” (or, “UBTI”) for the plan or account;
•	they will be able to value the assets of the plan or account annually or more frequently in accordance with ERISA and the Code requirements and any applicable provisions of the plan or account;
•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code; and
•	our assets will not be treated as “plan assets” of their plan or account.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until the NAV pricing date, we expect to use the gross offering price of a share of common stock in our most recent offering as the per share estimated value thereof. This approach to valuation should be acceptable to the trustee or custodian of any plan or account before any investment in our common stock is made by such plan or account.

This estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil (and, if willful, criminal) penalties, and can subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs, the tax-exempt status of the IRA may be lost and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares. IRA owners are strongly urged to consult with the custodian or trustee of their IRAs before making any investment in our common shares.

If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.

If our stockholders establish a plan or account through which they invest in our shares, federal law may require them to withdraw required minimum distributions, or RMDs, from such plan in the future. Our share repurchase program limits the amount of repurchases (other than those repurchases as a result of a stockholder’s death or Qualifying Disability) that can be made in a given year. Additionally, our stockholders will not be eligible to have their shares repurchased until they have held their shares for at least one year. As a result, our stockholders may not be able to have their shares repurchased at a time in which they need liquidity to satisfy the RMD requirements under their plan or account. Even if our stockholders are able to have their shares repurchased, such repurchase may be at a price less than the price at which the shares were initially purchased, depending on how long they have held their shares. If our stockholders fail to withdraw RMDs from their plan or account, they may be subject to certain taxes and tax penalties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. We do not have an address separate from our Advisor or our Sponsor.

Item 3. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 25, 2016, we had approximately 239,614 shares of Class A common stock outstanding held by a total of two stockholders and 0 shares of Class T common stock outstanding. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent. As of March 25, 2016, we accepted investors’ subscriptions for and issued approximately 217,391 shares of Class A common stock in the offering, resulting in receipt of gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. Upon the initial release from escrow of the minimum offering amount as described in the prospectus, each of the independent directors was granted 3,000 restricted shares of our Class A common stock pursuant to the restricted share plan.

Market Information

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange or to liquidate our assets by a specified date. Our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale of their shares must also comply with applicable securities laws. Our charter also contains a limitation on ownership that prohibits any person or entity from actually, constructively or beneficially acquiring or owning more than 9.8% in value of the aggregate of the outstanding shares of our common stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted, prospectively or retroactively, by the Board. The Board may waive this ownership limit with respect to a particular person if the Board receives certain representations and warranties as required by our charter. This provision may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and the Board may amend, suspend or terminate our share repurchase program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the public offering price. It is also likely that their shares will not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment because of their illiquid nature.

Distribution Information

There were no distributions declared or paid during the year ended December 31, 2015.

When we have sufficient cash flow available to pay distributions, we intend to pay monthly distributions to our stockholders. As of the date of this Annual Report, we had no real estate investments. We will not make any real estate investments until we identify investment opportunities and raise sufficient capital pursuant to the Offering to do so. We cannot predict when we will begin to generate sufficient cash flow from these investments to pay distributions as a result of such investments. Because all of our operations will be performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

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
•

distributions of in-kind property, so long as, with respect to such in-kind property, the Board advises each stockholder of the risks associated with direct ownership of the property, offers each stockholder the election of receiving in-kind property distributions, and distributes in-kind property only to those stockholders who accept the directors’ offer.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

On October 24, 2014, we sold approximately 22,223 shares of our common stock to the Advisor for gross offering proceeds of $200,000. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. On July 7, 2015, these shares were renamed Class A common stock.

On August 12, 2015, our Registration Statement, registering a public offering of up to $1.1 billion in shares of our common stock, was declared effective under the Securities Act. We commenced our Offering on August 12, 2015. We are offering up to $1.0 billion in shares of our common stock to the public in our primary Offering and up to $100 million in shares of our common stock pursuant to our DRIP. Highland Capital Funds Distributor, Inc., an affiliate of the Advisor, is serving as the dealer manager for our initial public offering. Upon the initial release from escrow of the minimum offering amount, which occurred on March 24, 2016, we granted an aggregate of 6,000 restricted Class A shares under our restricted share plan to our independent directors. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

As of March 25, 2016, the Company had issued an aggregate of approximately 239,614 shares of Class A common stock. As of March 25, 2016, we accepted investors’ subscriptions for approximately 217,391 shares of Class A common stock.

Use of Proceeds from Sales of Registered Securities

As of December 31, 2015, we had not sold any shares in the Offering and therefore had not incurred any selling commissions, dealer manager fees nor distribution fees and had not reimbursed the Advisor for any organization and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from the Offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located primarily in the Southeastern and Southwestern United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2015, we had not acquired any real estate investments with the proceeds of the Offering or commenced material operations.

Item 6. Selected Financial Data

The following selected financial data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and for the period from November 12, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our results of operations for the periods presented below are not indicative of those expected in future periods. We were formed on November 12, 2013 and the Offering commenced on August 12, 2015. As of the date of this Annual Report, we had not received any proceeds from the Offering and had not commenced material operations, as we had not acquired any real estate investments. As we raise capital, we will make acquisitions of real estate and increase our borrowings, which will have a significant impact on our future results of operations.

	As of December 31,
	2015	2014
Balance Sheet Data
Total assets	$200,000	$200,000
Total liabilities	337,270	—
Total stockholder's equity (deficit)	(137,270)	200,000

	For the Year Ended December 31,		For the Period from November 12, 2013 (Inception) to December 31,
	2015	2014	2013
Operating Data
Total revenues	$—	$—	$—
Net loss	(337,270)	—	—
Loss per Class A common share - basic and diluted (see Note 2)	(15.18)	—	—
Cash Flow Data
Cash flows provided by operating activities	$—	$—	$—
Cash flows used in investing activities	—	—	—
Cash flows provided by financing activities	—	199,900	100

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Realty Trust, Inc., a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to their subsidiaries.

Overview

We were formed on November 12, 2013 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, commencing with the taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. We intend to use substantially all of the net proceeds from our Offering to directly or indirectly acquire, own, operate and selectively develop well-located core-plus multifamily properties with a modest value-add component, in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We consider “core-plus” multifamily properties to be properties we believe are high quality, yet ones which we also believe possess the ability to increase in value through some event. Examples include properties that have scheduled vacancies or leases rolling over or that would benefit from modest upgrades or renovations that would allow us to increase rents. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. Our modest value-add component will consist, on average, of investing $1,000 - $4,000 per unit in the first 24 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program will be implemented at the direction and supervision of our Advisor. In addition, we anticipate incurring average annual capital expenditures of $175,000 to $275,000 per multifamily property in connection with the ongoing operations of our business. Although we will monitor the adequacy of this average, we believe these figures to be sufficient to maintain the properties at a high level in the markets in which we operate. In most cases, we plan to escrow equity at the time we acquire an asset to fund these planned capital expenditures and value-add improvements.

We may also directly or indirectly acquire, on an opportunistic basis, core multifamily properties, although we do not expect this to be a substantial portion of our portfolio. We consider core multifamily properties to be properties that we believe are of the highest quality in historically strong markets that are easy to finance and generally do not require upgrades or renovations. We may also seek to invest in multifamily housing debt, mezzanine debt and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles.

On August 12, 2015, the SEC declared effective our Registration Statement to offer a maximum of up to $1.0 billion in shares of common stock in our primary offering and up to $100 million in shares pursuant to our DRIP. We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.35 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100 million in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $8.88 per Class T share, which is 95% of the primary offering price.

Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. The Advisor and its personnel have no obligation to, but may present us with investment opportunities with a purchase price of less than $10.0 million. The Advisor’s investment committee may purchase on our account, without specific prior approval of the Board, properties with a purchase price of $15.0 million or less, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Any investment with a purchase price greater than $15.0 million or that, if consummated, would violate our investment guidelines or any restrictions on indebtedness, requires the approval of the Board.

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of March 25, 2016, we had sold approximately 217,391 shares of Class A common stock in our Offering for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. As of December 31, 2015, we had sold 22,223 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while the Sponsor remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock on a continuous basis until August 12, 2017, unless extended. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

Substantially all of our assets will be held by the OP. We are the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution, however, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors. The OP will be deemed to have simultaneously paid the costs associated with the Offering. If the OP requires additional funds at any time in excess of capital contributions made by us or from borrowing, we will borrow funds from a financial institution or other lender and lend such funds to the OP on the same terms and conditions as would be applicable to our borrowing of such funds. The limited partnership agreement of the OP provides that the OP will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Code, which classification could result in the OP being taxed as a corporation. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to make an election under Sections 856 through 860 of the Code to be taxed as a REIT under the Code for the taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and may not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied unless the IRS grants us relief under certain statutory provisions. Such an event could materially and adversely affect our after-tax net income.

We will monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine, on a quarterly basis, that the gross income, asset and distribution tests are met.

Results of Operations

Overview

As of the date of this Annual Report, we have not acquired any real estate investments or commenced material operations. However, as of March 24, 2016, we have accepted contributions of $2.2 million, broken escrow and have commenced material operations. Because we have not acquired any assets, we are not aware of any known trends or uncertainties material to our proposed operations, other than national economic conditions affecting real estate generally, which may reasonably be anticipated to have a material impact on the capital resources and the revenue to be derived from the operation of our future assets.

The expenses incurred to date are primarily related to corporate general and administrative expenses, such as Board fees, directors and officers liability insurance and audit fees, that our Advisor has incurred on our behalf. Our results of operations for the years ended December 31, 2015 and 2014, and for the period from November 12, 2013 (inception) to December 31, 2013, are not indicative of those expected in future periods. As we raise capital, we will make acquisitions of real estate and increase our borrowings, which will have a significant impact on our future results of operations.

Non-GAAP Measurements

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

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. The Board, in consultation with our management, may determine that it is in our best interests to begin the process of considering alternatives with respect to a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of us or another similar transaction) at such time during our offering stage as the Board can reasonably determine that all of the securities in the Offering will be sold within a reasonable time period (i.e. three to six months). Thus, we will not continuously purchase assets and will have a limited life.

Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the Offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after the Offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. As disclosed elsewhere in this Annual Report, the purchase of properties, and the corresponding expenses associated with those processes, are key operational features of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the Advisor if there are no further proceeds from the sale of shares in the Offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of the Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as the Offering (unless and until we calculate NAV prior to the close of the Offering) where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO. Since we had not begun operations as of the date of this Annual Report, we have not included a calculation of FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

Liquidity and Capital Resources

Our principal demands for funds will be for property and real estate debt acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on any outstanding indebtedness. Generally, cash needs for items other than property acquisitions will be met from operations, and cash needs for property acquisitions will be funded by our public offering of shares and debt. However, there may be a delay between the sale of our shares and our purchase of properties, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result, we may increase leverage above our targeted level on a temporary basis in order to make current investments and then use proceeds from fundraising to lower the leverage. Over time, as we become established and the fundraising effort begins to scale, we do not expect our target leverage ratio to exceed 50% to 60% of the cost of our properties.

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

Cash Flows from Operating Activities

We have not yet commenced material operations.

Cash Flows Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of real estate. During the years ended December 31, 2015 and 2014, and for the period from November 12, 2013 (inception) to December 31, 2013, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from the Offering, net of distributions paid to our stockholders and the issuance of notes payable. During the year ended December 31, 2015, net cash provided by financing activities was $0. During the year ended December 31, 2014, net cash provided by financing activities was $199,900, which primarily related to a sale of 22,223 shares of our Class A common stock to our Advisor. During the period from November 12, 2013 (inception) to December 31, 2013, net cash provided by financing activities was $100, which related to our initial capitalization by an affiliate of our Advisor.

Obligations and Commitments

As of December 31, 2015, we had no outstanding obligations or commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Income Taxes

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders as discussed elsewhere in this Annual Report. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Distributions

There were no distributions declared or paid during the year ended December 31, 2015.

When we have sufficient cash flow available to pay distributions, we intend to pay monthly distributions to our stockholders. As of the date of this Annual Report, we had no real estate investments. We will not make any real estate investments until we identify investment opportunities and raise sufficient capital pursuant to the Offering to do so. We cannot predict when we will begin to generate sufficient cash flow from these investments to pay distributions as a result of such investments. Because all of our operations will be performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

In addition, the fees, distributions and reimbursements payable to the Advisor depend on various factors, including the assets we acquire, indebtedness incurred, and sales prices of investments sold, and therefore cannot be quantified or reserved for until such fees have been earned. We are required to pay these amounts to the Advisor regardless of the amount of cash we distribute to our stockholders and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted.

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

Distributions in kind will not be permitted, except for:

•	distributions of readily marketable securities;
•	distributions of beneficial interests in a liquidating trust established for our dissolution and the liquidation of our assets in accordance with the terms of our charter; or
•

distributions of in-kind property, so long as, with respect to such in-kind property, the Board advises each stockholder of the risks associated with direct ownership of the property, offers each stockholder the election of receiving in-kind property distributions, and distributes in- kind property only to those stockholders who accept the directors’ offer.

Share Repurchase Program

Our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law, if such repurchases do not impair our capital or operations. Specifically, state securities regulators impose investor suitability standards that establish specific financial thresholds that must be met by any investor in certain illiquid, long-term investments, including REIT shares.

Until the NAV pricing date, except with respect to repurchases sought within one year of a stockholder’s death or Qualifying Disability (as determined by the applicable governmental agency), common stockholders must hold their shares for at least one year in order to participate in our share repurchase program.

Prior to the time the Advisor begins calculating NAV, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $9.25 and 92.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $9.50 and 95.0% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $9.75 and 97.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of our common stock for at least four years, the price will be the lower of $10.00 and 100% of the amount paid for each such share;

in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.

Pursuant to the terms of our share repurchase program, we intend to make repurchases, if requested, at least once quarterly. Each stockholder whose repurchase request is granted will receive the repurchase amount within 30 days after the fiscal quarter in which we grant the repurchase request. Subject to the limitations described in the prospectus, we also will repurchase shares upon the request of the estate, heir or beneficiary, as applicable, of a deceased stockholder. We will limit the number of shares repurchased pursuant to our share repurchase program in any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, funds available for our share repurchase program are limited or described below and may not be sufficient to accommodate all requests. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Funding for the share repurchase program will be derived from proceeds we maintain from the sale of shares under the DRIP and other operating funds, if any, as our Board, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis.

Whether the Advisor has begun NAV calculations or not, the share repurchase program will terminate immediately if our shares are listed on any national securities exchange. In addition, the Board may amend, suspend (in whole or in part) or terminate the share repurchase program at any time upon 30 days’ notice. Further, the Board reserves the right, in its sole discretion, to reject any requests for repurchases.

Distribution Reinvestment Plan

We have adopted the DRIP. The following is a summary of the DRIP.

Investment of Distributions

We have adopted a DRIP pursuant to which our stockholders may elect to purchase shares of our common stock with our distributions. Distributions on Class A shares will be reinvested in Class A shares and distributions on Class T shares will be reinvested in Class T shares. We have the discretion to extend the offering period for the shares being offered under the DRIP beyond the termination of our primary offering until we have sold all the shares allocated to the DRIP. We also may offer shares under the DRIP pursuant to a new registration statement. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered and the offering of such shares is not exempt under applicable laws and regulations. Until the NAV pricing date, we will offer shares under our DRIP at $9.50 per Class A Share and $8.88 per Class T Share, which is 95% of the primary offering price. Thereafter, we will offer shares under our DRIP at per share NAV.

No dealer manager fees or selling commissions or, with respect to Class T shares, distribution fees, will be paid with respect to shares purchased pursuant to the DRIP; therefore, we will retain all of the proceeds from the reinvestment of distributions.

Pursuant to the terms of the DRIP, the reinvestment agent, which currently is us, will act on behalf of participants to reinvest the cash distributions they receive from us. Stockholders participating in the DRIP may purchase fractional shares. If sufficient shares are not available for issuance under the DRIP, the reinvestment agent will remit excess cash distributions to the participants. Participants purchasing shares pursuant to the DRIP will have the same rights as stockholders with respect to shares purchased under the DRIP and will be treated in the same manner as if such shares were issued pursuant to the primary offering.

Election to Participate or Terminate Participation

A stockholder may become a participant in the DRIP by making a written election to participate on his or her subscription agreement at the time he or she subscribes for shares. Any stockholder who has not previously elected to participate in the DRIP may so elect at any time by delivering to the reinvestment agent a completed enrollment form or other written authorization required by the reinvestment agent. Participation in the DRIP will commence with the next distribution payable after receipt of the participant’s notice, provided it is received at least ten days prior to the last day of the fiscal quarter, month or other period to which the distribution relates.

Some brokers may determine not to offer their clients the opportunity to participate in the DRIP. Any prospective investor who wishes to participate in the DRIP should consult with his or her broker as to the broker’s position regarding participation in the DRIP.

We reserve the right to prohibit qualified retirement plans and other “benefit plan investors” (as defined in ERISA) from participating in the DRIP if such participation would cause our underlying assets to constitute “plan assets” of qualified retirement plans. A material change shall include any anticipated or actual decrease in net worth or annual gross income or any other change in circumstances that would cause the stockholder to fail to meet the suitability standards set forth in our prospectus for the stockholder’s initial purchase of shares of common stock.

Each stockholder electing to participate in the DRIP shall notify the reinvestment agent if any time during his or her participation in the DRIP, there is any material change in the stockholder’s financial condition or inaccuracy of any representation under the subscription agreement for such stockholder’s initial purchase of our shares.

Subscribers should note that affirmative action in the form of written notice to the reinvestment agent must be taken to withdraw from participation in the DRIP. A withdrawal from participation in the DRIP will be effective with respect to distributions for a distribution period only if written notice of termination is received at least ten days prior to the end of such distribution period. In addition, a transfer of shares prior to the date our shares are listed for trading on a national securities exchange, which we have no intent to do at this time and which may never occur, will terminate participation in the DRIP with respect to such transferred shares as of the first day of the distribution period in which the transfer is effective, unless the transferee demonstrates to the reinvestment agent that the transferee meets the requirements for participation in the plan and affirmatively elects to participate in the DRIP by providing to the reinvestment agent an executed enrollment form or other written authorization required by the reinvestment agent.

Offers and sales of shares pursuant to the DRIP must be registered in every state in which such offers and sales are made and the offering of such shares is not exempt under applicable laws and regulations. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares pursuant to the DRIP in any states in which our registration is not renewed or extended.

Reports to Participants

Within 90 days after the end of each calendar year, the reinvestment agent will mail to each participant a statement of account describing, as to such participant, the distributions received, the number of shares purchased, the purchase price for such shares and the total shares purchased on behalf of the participant during the prior year pursuant to the DRIP.

Excluded Distributions

The Board may designate that certain cash or other distributions attributable to net sales proceeds will be excluded from distributions that may be reinvested in shares under the DRIP, or Excluded Distributions. Accordingly, if proceeds attributable to the potential sale transaction described above are distributed to stockholders as an Excluded Distribution, such amounts may not be reinvested in our shares pursuant to the DRIP. The determination of whether all or part of a distribution will be deemed to be an Excluded Distribution is separate and unrelated to our requirement to distribute 90% of our REIT taxable income. In its initial determination of whether to make a distribution and the amount of the distribution, the Board will consider, among other factors, our cash position and our distribution requirements as a REIT. Once the Board determines to make the distribution, it will then consider whether all or part of the distribution will be deemed to be an Excluded Distribution. In most instances, we expect that the Board would not deem any of the distribution an Excluded Distribution. In that event, the amount distributed to participants in the DRIP will be reinvested in additional shares of our common stock. If all or a portion of the distribution is deemed an Excluded Distribution, the distribution will be made to all stockholders, however, the excluded portion will not be reinvested. As a result, we would not be able to use any of the Excluded Distribution to assist in meeting future distributions and the stockholders would not be able to use the distribution to purchase additional shares of our common stock through the DRIP. We currently do not have any planned Excluded Distributions, which will only be made, if at all, in addition to, not in lieu of, regular distributions.

Material U.S. Federal Income Tax Considerations

Taxable participants will incur tax liability even though they have elected not to receive their distributions in cash but rather to have their distributions reinvested under the DRIP. In addition, to the extent our stockholders purchase shares through the DRIP at a discount to their fair market value, they will be treated for U.S. federal income tax purposes as receiving an additional distribution equal to the amount of the discount. Until such time as we calculate NAV, we will sell shares pursuant to the DRIP at $9.50 per Class A Share and $8.88 per Class T Share, which is 95% of the primary offering price, and expect the Board to estimate the fair value of a share of our common stock to be $10.00, the offering price in the primary offering. Additionally, at least until our offering stage is complete, we expect that no secondary trading market for our shares will develop. Therefore, at least until we calculate NAV, participants in the DRIP will be treated as having received a distribution of $10.00 for each $9.50 per Class A Share and/or $8.88 per Class T Share reinvested by them under the DRIP. Our stockholders will be taxed on the amount of such distribution (including the discount from fair market value) as a dividend to the extent such distribution is from current or accumulated earnings and profits, unless we have designated all or a portion of the dividend as a capital gain dividend. Tax information regarding each participant’s participation in the DRIP will be provided to each participant at least annually.

Amendment, Suspension and Termination

We reserve the right to amend any aspect of, suspend, or terminate the DRIP for any reason at any time upon ten days’ written notice to participants. The reinvestment agent also reserves the right to terminate a participant’s individual participation in the DRIP (without terminating the DRIP generally), by sending ten days’ prior written notice of termination to the terminated participant. Notices to a DRIP participant may be given by letter addressed to the participant at the participant’s last address of record with the reinvestment agent or by providing the relevant information in a press release or a report filed by the company with the SEC.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 5 to our consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Critical Accounting Policies

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of the OP. The financial statements of the OP are prepared using accounting policies consistent with our policies. All significant inter-company balances and transactions are eliminated in consolidation.

Real Estate Investments

Upon acquisition, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred, Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company will utilize an independent third party to perform the allocation of value analysis for each property acquisition and also to perform the market valuations on interest rate caps and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and interest rate caps are fair and consistent as of the measurement date.

Revenue Recognition

The Company’s primary operations will consist of rental income earned from its tenants under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in rental income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to tenants for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

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

Organization expenses will be expensed to us as incurred at the time that the Minimum Offering Requirement is achieved. Offering costs incurred by the Advisor and its affiliates on our behalf prior to that time are deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. We will reimburse the Advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds.

Acquisition Costs

Acquisition costs include costs incurred to acquire properties. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition. We may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

Accounting for Stock-Based Compensation

The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2017, and does not expect the new standard to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will implement the provisions of ASU 2015-01 as of January 1, 2016, and does not expect the new standard to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU No. 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company will implement the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The Company does not expect the new standards to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017. The Company will implement the provisions of ASU 2016-01 as of January 1, 2018. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

Inflation

Consistent with the multifamily property focus, we anticipate that the leases we enter into for multifamily apartment homes will be for a term of one year or less. These terms provide us with maximum flexibility to implement rental increases when the market will bear such increases and may provide us with a hedge against inflation.

REIT Tax Election

We intend to elect to be taxed as a REIT under the Code and intend to operate as such beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations, if later. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders as discussed elsewhere in this Annual Report. As a REIT, we generally will not be subject to federal income tax on income that we distribute to stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

Valuation Guidelines; Calculation of NAV

Until April 11, 2016, the date that the amendments to FINRA Rule 2340 take effect (or earlier if the Board determines it is in our best interest), we expect to use $10.00 and $9.35 as the estimated NAV per Class A share and Class T share, respectively. Following such date, if we have not yet disclosed an estimated NAV per share, then our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until a date no later than 150 days following the second anniversary of the date we break escrow in the Offering. Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds our stockholders would receive upon liquidation or upon the sale of their shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. The NAV will be calculated on a company-wide basis, with any adjustments to Class A or Class T shares made subsequent to such company-wide calculation. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until the Board determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price to reflect the estimated per share NAV.

Prior to 150 days following the second anniversary of the date we break escrow in the Offering (or earlier if the Board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year-end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by the Board based on the input of the Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated property disposition costs (including estimates of fees payable to the Advisor), and our other net assets and liabilities. In general, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Subsequent Events

Status of Our Offering

As of March 25, 2016, we had sold approximately 217,391 shares of Class A common stock in our initial public offering for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. On March 24, 2016, we released $2.0 million that was held in escrow, thus satisfying the Minimum Offering Requirement to break escrow and allow us to commence material operations.

Issuance of Restricted Stock to Our Independent Directors

Pursuant to our restricted share plan, upon the initial release from escrow of $2.0 million, each of our two independent directors, John Pons and D. Kirk McAllaster, Jr., received a grant of 3,000 restricted shares of Class A common stock. The shares of restricted Class A common stock vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

Amendment to Escrow Agreement

On January 20, 2016, upon unanimous approval of the Board, including its independent directors, the Company amended the escrow agreement with the Dealer Manager and UMB Bank, N.A., as escrow agent (the “Escrow Agent”), which reduced the Minimum Offering Requirement from $10.0 million to $2.0 million in gross offering proceeds prior to the release to us by the Escrow Agent. The proceeds from residents of the State of Pennsylvania and the State of Washington will remain in the escrow account until total subscriptions (including amounts previously disbursed to us and the amounts then held in the escrow account) equal or exceed $50 million and $20 million, respectively.

Amendment to Dealer Manager Agreement

On March 23, 2016, upon unanimous approval of the Board, including its independent directors, the Company amended the Dealer Manager Agreement with the Dealer Manager which reduced dealer manager fees on Class A and Class T common shares from 3.0% to 1.0% and reduced the reimbursement to our Advisor of organization and offering expenses from 1.5% to 1.0% of gross offering proceeds.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had no material operations as of December 31, 2015. When we commence material operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness. As of December 31, 2015, we had no indebtedness.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swap agreements, interest rate caps and rate lock arrangements. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

We may also be exposed to credit risk in such derivative financial instruments we may use. Credit risk is the failure of the counterparty to perform under the terms of the derivative financial instrument. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with high-quality counterparties.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included in our consolidated financial statements and the notes thereto included in this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position(s)
James Dondero	53	President
Brian Mitts	45	Chief Financial Officer, Executive VP-Finance, Treasurer and Director
Matt McGraner	32	Chief Investment Officer and Executive VP
Matthew Goetz	30	VP-Investments and Asset Management
Scott Ellington	45	General Counsel and Secretary
D. Kirk McAllaster, Jr.	49	Independent Director
John M. Pons	52	Independent Director

James Dondero: Mr. Dondero has served as our President since February 2014. Mr. Dondero is also a member of the investment committee of our Advisor, the co-founder and President of Highland Capital Management, L.P. (“Highland”), founder and President of NexPoint Advisors, L.P., Chairman of the board, Chief Executive Officer and member of the investment committee of NexPoint Residential Trust, Inc. (“NXRT”), President of NexPoint Capital, director for American Banknote Corporation, director for Metro-Goldwyn-Mayer, Chairman of the board of directors for Cornerstone Healthcare, Chairman of the board of directors for CCS Medical, and Chairman of NexBank, an affiliated bank that is majority owned by Mr. Dondero. Mr. Dondero has over 30 years of experience investing in credit and equity markets and has helped pioneer credit asset classes. Highland and its affiliates managed approximately $18.3 billion in assets as of December 31, 2015. Prior to founding Highland in 1993, Mr. Dondero served as Chief Investment Officer of Protective Life’s GIC subsidiary and helped grow the business from concept to over $2 billion between 1989 and 1993. His portfolio management experience includes mortgage-backed securities, investment grade corporates, leveraged bank loans, high-yield bonds, emerging market debt, real estate, derivatives, preferred stocks and common stocks. From 1985 to 1989, he managed approximately $1 billion in fixed income funds for American Express. Mr. Dondero received a BS in Commerce (Accounting and Finance) from the University of Virginia, and is a Certified Managerial Accountant and a Chartered Financial Analyst.

Brian Mitts: Mr. Mitts has served as our Chief Financial Officer, Executive Vice President-Finance and Treasurer since November 2014, a member of the Board since November 2013 and Chairman of the Board since June 2015. Mr. Mitts also is a member of the investment committee of our Advisor. Mr. Mitts joined Highland in February 2007 and currently also serves as the Chief Operations Officer for Highland Capital Management Fund Advisors L.P. and NexPoint Advisors, L.P., serves as director, the Chief Financial Officer and a member of the investment committee of NXRT and serves as Vice President and Chief Financial Officer of NexPoint Capital. Mr. Mitts works closely with the Highland real estate platform and is integral in marketing real estate products for Highland and its affiliates. Mr. Mitts received an MPA and a BBA from the University of Texas at Austin. Mr. Mitts is a licensed Certified Public Accountant. We believe that Mr. Mitts’ experience as an executive officer of several Highland-sponsored entities, his work with the Highland real estate platform and his licensure as a Certified Public Accountant, qualify him to be one of our directors.

The Board, excluding Mr. Mitts, has determined that Mr. Mitts is qualified to serve as one of our directors due to Mr. Mitts’ prior service as a director and as chief financial officer.

D. Kirk McAllaster, Jr.: Mr. McAllaster has served as our independent director and Chairman of the audit committee since June 2015. Since October 2015, Mr. McAllaster has served as President of Rincon Partners, LLC, a commercial real estate firm. Prior to Rincon Partners, LLC, Mr. McAllaster served as a consultant to American Realty Capital Properties, Inc. (n/k/a VEREIT, Inc.) related to corporate budgeting, financial modeling, investor presentations and general corporate matters from January 2015 - March 2015. Prior to consulting, Mr. McAllaster worked for the Cole Capital business unit of VEREIT, Inc. from February 2014 - August 2014 and for its predecessor from May 2003 - February 2014, and during the past five years he served as an executive officer and/or director for the following entities affiliated with Cole Capital: Cole Credit Property Trust V, Inc. - executive vice president, chief financial officer and treasurer from January 2013 - August 2014; Cole REIT Advisors V, LLC - chief financial officer from February 2014 - August 2014, executive vice president from December 2012 - August 2014, and chief financial officer (REITs and real estate funds) from December 2012 - February 2014; Cole Credit Property Trust, Inc. - executive vice president and chief financial officer from October 2007 - August 2014, treasurer from May 2011 - August 2014, director from May 2008 - August 2014; Cole REIT Advisors, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer from March 2007 - January 2012; Cole Credit Property Trust II, Inc. - executive vice president and chief financial officer from October 2007 - July 2013, and treasurer from May 2011 - July 2013; Cole Real Estate Investments, Inc. - executive vice president from June 2013 - February 2014, executive vice president, chief financial officer and treasurer from January 2008 - February 2014, and secretary from January 2008 - November 2010; Cole REIT Advisors III, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer from January 2008 - January 2012; Cole Corporate Income Trust, Inc. - executive vice president, chief financial officer and treasurer from April 2010 - August 2014, and secretary from April 2010 - August 2010; Cole Corporate Income Advisors, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer from April 2010 - January 2012; Cole Credit Property Trust IV, Inc. - executive vice president, chief financial officer, and treasurer from July 2010 - August 2014; Cole REIT Advisors IV, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 – February 2014, and executive vice president and chief financial officer from July 2010 - January 2012; Cole Real Estate Income Strategy (Daily NAV), Inc. - executive vice president, chief financial officer, and treasurer from July 2010 - August 2014; Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer from July 2010 - January 2012; Cole Office & Industrial REIT (CCIT II) , Inc. - executive vice president, chief financial officer, and treasurer from March 2013 - August 2014; Cole Corporate Income Advisors II, LLC - executive vice president and chief financial officer from February 2014 - August 2014, and executive vice president and chief financial officer (REITs and real estate funds) from February 2013 – February 2014; Cole Capital Partners, LLC - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer form March 2007 - January 2012; and Cole Capital Advisors, Inc. - executive vice president and chief financial officer from February 2014 - August 2014, executive vice president and chief financial officer (REITs and real estate funds) from January 2012 - February 2014, and executive vice president and chief financial officer from March 2007 - January 2012.

Mr. McAllaster has over 20 years of accounting and finance experience in public accounting and private industry. Mr. McAllaster received a B.S. from California State Polytechnic University - Pomona with a major in Accounting. He is a Certified Public Accountant licensed in the states of Arizona and Tennessee and is a member of the American Institute of CPAs and the Arizona Society of CPAs. Mr. McAllaster was selected to serve as a director due to his experience as an executive officer and director of a number of non-traded REITs, as well as his accounting firm experience and certification as a CPA.

John M. Pons: Mr. Pons has served as our independent director since June 2015. Since December 2014, Mr. Pons has served as managing principal and general counsel of Rincon Partners, LLC, a commercial real estate firm. Prior to Rincon Partners, LLC, Mr. Pons worked for the Cole Capital business unit of VEREIT, Inc. from February 2014 - October 2014 and for its predecessor from September 2003 - February 2014, and during the past five years he served as an executive officer and/or director for the following entities affiliated with Cole Capital: Cole REIT Advisors V, LLC - executive vice president and secretary from December 2012 - August 2014, and general counsel, real estate from December 2012 – March 2014; Cole Credit Property Trust, Inc. - secretary from March 2004 - January 2011, and director from March 2004 - May 2010; Cole REIT Advisors, LLC - executive vice president and secretary from March 2014 – August 2014, executive vice president, secretary and general counsel, real estate from January 2013 - March 2014, and executive vice president, general counsel and secretary from September 2008 - January 2013; Cole Credit Property Trust II, Inc. - secretary from September 2004 - November 2010; Cole REIT Advisors III, LLC - executive vice president and secretary from March 2014 - August 2014, executive vice president, secretary and general counsel, real estate from January 2013 - March 2014, and executive vice president and general counsel from January 2008 - January 2013; Cole Corporate Income Advisors, LLC - executive vice president and secretary from March 2014 - August 2014, and executive vice president, secretary and general counsel, real estate from January 2011 - March 2014; Cole REIT Advisors IV, LLC - executive vice president and secretary from March 2014 - August 2014, and executive vice president, secretary and general counsel, real estate from January 2011 - March 2014; Cole Real Estate Income Strategy (Daily NAV) Advisors, LLC - executive vice president and secretary from March 2014 - August 2014, executive vice president, secretary and general counsel, real estate from January 2013 - March 2014, and executive vice president and general counsel, real estate from July 2010 - January 2013; Cole Corporate Income Advisors II, LLC - executive vice president and secretary from March 2014 - August 2014, and executive vice president, secretary and general counsel, real estate from February 2013 - March 2014; Cole Capital Partners, LLC - executive vice president and secretary from March 2014 - August 2014, executive vice president, secretary and general counsel, real estate from January 2013 - March 2014, and executive vice president, general counsel and secretary from September 2008 - January 2013; and Cole Capital Advisors, Inc. - executive vice president and secretary from March 2014 - August 2014, executive vice president, secretary and general counsel, real estate from January 2013 - March 2014, and executive vice president, general counsel and secretary from September 2008 - January 2013.

He was in private practice prior thereto. Before attending law school, Mr. Pons was a Captain in the United States Air Force where he served from 1988 until 1992. Mr. Pons received a B.S. degree in Mathematics from Colorado State University and a M.S. degree in Administration from Central Michigan University before earning his J.D. (Order of St. Ives) in 1995 at the University of Denver. Mr. Pons was selected to serve as a director due to his experience as an executive officer and director of a number of non-traded REITs.

Matt McGraner: Mr. McGraner has served as our Chief Investment Officer and Executive Vice President since November 2014. Mr. McGraner is also a Managing Director at Highland and Chief Investment Officer and a member of the investment committee of NXRT. Mr. McGraner joined Highland in May 2013. With over eight years of real estate, private equity and legal experience, his primary responsibilities are to lead the strategic direction and operations of the real estate platform at Highland, as well as source and execute investments, manage risk and develop potential business opportunities, including fundraising, capital markets transactions and joint ventures. Mr. McGraner also is a licensed attorney and was formerly an associate at Jones Day, with a practice primarily focused on private equity, real estate and mergers and acquisitions. Mr. McGraner has led the acquisition of over $1.5 billion of real estate and advised on $16.3 billion of mergers and acquisitions and private equity transactions. Mr. McGraner received a BS from Vanderbilt University and JD from Washington University School of Law.

Matthew Goetz: Mr. Goetz has served as our Vice President-Investments and Asset Management since November 2014. Mr. Goetz is also a Senior Financial Analyst at Highland and Senior Vice President-Investments and Asset Management for NXRT. With over eight years of real estate, private equity and equity trading experience, his primary responsibilities are to asset manage, source acquisitions, manage risk and develop potential business opportunities for Highland, including fundraising, private investments and joint ventures. Mr. Goetz has assisted in the acquisition and financing of over $4.8 billion in real estate. Before joining Highland in June 2014, Mr. Goetz was a Senior Financial Analyst in CBRE’s Debt and Structured Finance group from May 2011 to June 2014. Mr. Goetz received a BBA in Finance from St. Edward’s University.

Scott Ellington: Mr. Ellington has served as our General Counsel and Secretary since November 2014. Mr. Ellington also is a Partner and General Counsel at Highland. Prior to joining Highland in May 2007, Mr. Ellington was counsel to major U.S. financial institutions including Wells Fargo and Countrywide Financial. Mr. Ellington received his JD from Pepperdine University in California and his BA from the University of Texas in Dallas.

The Audit Committee

The Board has established an audit committee, which consists of our two independent directors. The audit committee, by approval of at least a majority of its members, selects the independent registered public accounting firm to audit our annual consolidated financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. One of our independent directors, D. Kirk McAllaster, Jr., serves as the chair of the audit committee and has been designated as the audit committee financial expert. The Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities.

Investment Committee

Our Advisor also has an investment committee, which is comprised of James Dondero, the chairman of the committee, Brian Mitts, and Matt McGraner. Our Advisor’s investment committee meets periodically, at least every quarter, to discuss investment opportunities. The investment committee periodically reviews our investment portfolio and its compliance with our investment policies, business and growth strategies and financing strategy at least on a quarterly basis or more frequently as necessary.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics can be found at our website: www.nmrtreit.com.

Item 11. Executive Compensation

Compensation of Our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our Advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has the Board considered, a compensation policy for our executive officers and we have not included a Compensation Discussion and Analysis in this Annual Report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our Advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our Advisor and its affiliates.

Compensation of Our Directors

If a director is also one of our executive officers or an affiliate of the Advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the Board, based upon recommendations from the Advisor. Two of our executive officers, Messrs. James Dondero and Brian Mitts, manage, control or are affiliated with the Advisor, and through the Advisor, they are involved in recommending the compensation to be paid to our independent directors.

On June 4, 2015 the Board adopted a director compensation policy, in which all independent directors will participate. The director compensation policy is as follows:

•	each independent director will receive an annual director’s fee payable in cash equal to $40,000;
•	the chair of the Audit Committee will receive an additional annual fee payable in cash equal to $7,500;
•	the chair of the Nominating and Corporate Governance Committee, if any, will receive an additional annual fee payable in cash equal to $7,500;
•

each independent director will receive $1,500 for attending each Board and committee meeting in person. The chair of the Audit Committee will receive $1,500 for attending each Board and committee meeting by telephone, and the other independent directors will receive $750 for attending each Board and committee meeting by telephone. In the event there are multiple meetings of the Board and one or more committees in a single day, the fees paid to an individual independent director would be limited to $2,000 per day; and

•

each independent director received a grant of 3,000 restricted shares of our Class A common stock upon the initial release from escrow of the minimum offering amount as described in the prospectus, which will vest in equal amounts annually over a four-year period. An additional 3,000 restricted shares of our Class A common stock will be granted upon each reelection as an independent director.

We will also reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at meetings of the Board and committee meetings. The fees will not be paid and the restricted shares will not be granted prior to the date of the initial release from escrow of the minimum offering amount as described in this Annual Report.

We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash in 2015
D. Kirk McAllaster, Jr. (1)	$35,209
John Pons (1)	30,373
Brian Mitts (2)	—

(1)	Independent Directors.

(2)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

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

Our restricted share plan will be administered by the Board. The Board will have the full authority: (1) to administer and interpret the restricted share plan; (2) to determine the eligibility of directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to us, to receive an award; (3) to determine the number of shares of Class A common stock to be covered by each award; (4) to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the restricted share plan); (5) to make determinations of the fair market value of shares; (6) to waive any provision, condition or limitation set forth in an award agreement; (7) to delegate its duties under the restricted share plan to such agents as it may appoint from time to time; and (8) to make all other determinations, perform all other acts and exercise all other powers and authority necessary or advisable for administering the restricted share plan, including the delegation of those ministerial acts and responsibilities as the Board deems appropriate. The total number of shares of Class A common stock that may be issued under the restricted share plan will not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event will not exceed 300,000 shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Upon the initial release from escrow of the minimum offering amount as described in the prospectus, each of the independent directors was granted 3,000 restricted shares of our Class A common stock under the restricted share plan. Our restricted share plan further provides for the automatic grant of 3,000 restricted shares of Class A common stock to each of our independent directors, without any further action by the Board or the stockholders, upon each reelection as an independent director. Restricted stock issued to independent directors will vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. An additional 3,000 restricted shares of our Class A common stock will be granted to each of our independent directors upon each reelection to the Board.

Restricted share awards entitle the recipient to shares of Class A common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. We have agreed that the aggregate amount of acquisition fees, acquisition expense reimbursements, financing coordination fees, disposition fees, the asset management subordinated participation and subordinated distributions by the OP, in each case as paid to the Advisor (and its affiliates and assignees), if any, together with the fair market value of all shares of restricted stock granted under our restricted share plan, shall not exceed an amount equal to the aggregate of (a) 6% percent of all properties’ aggregate gross contract purchase price, (b) as determined for the preceding four consecutive fiscal quarters, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell, and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors.

Upon the date of our initial release from escrow of the minimum offering amount as described in this Annual Report, each of the independent directors was granted 3,000 restricted shares of Class A common stock of the Company under the restricted share plan.

Under the terms of the restricted share plan, none of the shares have yet to vest. Assuming the board members are re-elected or do not resign prior to full vesting, shares will vest according to the following schedule:

			Vesting Dates and Shares (1)
Board of Directors Member	Grant Date	Number of Shares	March 24, 2017	March 24, 2018	March 24, 2019	March 24, 2020
John Pons	3/24/2016	3,000	750	750	750	750
D. Kirk McAllaster, Jr.	3/24/2016	3,000	750	750	750	750
Total		6,000	1,500	1,500	1,500	1,500

(1)	On each vesting date, the number of shares issued will increase by 1,500 with no corresponding change to equity.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of the Board because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table shows, as of the date of this Annual Report, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Class (assuming sale of maximum number of shares)
Greater than 5% Stockholders
NexPoint Real Estate Advisors II, L.P	22,223	9.3%	*
The Get Good Trust	217,391	90.7%

Directors
Brian Mitts	—
D. Kirk McAllaster, Jr.	—
John M. Pons	—

Executive Officers
James Dondero (2)	239,614	100%	*
Matt McGraner	—
Matthew Goetz	—
Scott Ellington	—
All directors and executive officers as a group (7 persons)	239,614	100%	*

*	Less than 1%
(1)	The address for each beneficial owner is c/o NexPoint Multifamily Realty Trust, Inc., 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(2)

As of the date of this Annual Report, NexPoint Real Estate Advisors II, L.P. owned 22,223 shares of our Class A common stock. Mr. Dondero controls NexPoint Advisors GP, LLC, the general partner of NexPoint Advisors, L.P., which wholly owns our Advisor. Through his control of NexPoint Advisors GP, LLC and NexPoint Advisors, L.P., Mr. Dondero may be viewed as having voting and dispositive power over the shares of our common stock directly owned by our Advisor.

See Item 11. “Executive Compensation – Compensation of Our Directors – Restricted Share Plan” for a discussion of our restricted share plan.

Restricted Share Plan

We adopted our restricted share plan, pursuant to which the Board has the authority to grant restricted stock awards to persons eligible under the plan. The maximum number of restricted shares of our Class A common stock that may be issued pursuant to our restricted share plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our restricted share plan, see Item 11. “Executive Compensation – Compensation of Our Directors – Restricted Share Plan” to this Annual Report.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	300,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	300,000

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions with Related Persons

Our Advisory Agreement

Our Advisory Agreement provides that our Advisor will, subject to the overall supervision by the Board, manage the day-to-day operations of, and provide investment management services to, us. The Advisory Agreement requires our Advisor to provide us with all services necessary or appropriate to conduct our business, including the following:

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio properties);
•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;
•	structure the terms and conditions of our real estate acquisitions, sales or joint ventures;
•	acquire properties on our behalf in compliance with our investment objectives and policies;
•	arrange for financing and refinancing of properties;
•	enter into leases and service contracts for our properties;
•	oversee the performance of our property managers;
•	review and analyze the properties’ operating and capital budgets;
•	generate an annual budget for us;
•	review and analyze financial information for each property and the overall portfolio;
•

formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of properties; and

•	close, monitor and administer the investments we make.

Our Advisor is required to obtain the prior approval of the Board in connection with:

•	any investment with a purchase price greater than $15 million;
•

any investment that is inconsistent with the publicly disclosed investment guidelines as in effect from time to time, or, if none are then publicly disclosed, as otherwise adopted by the Board from time to time; or

•	any investment that violates our restrictions on indebtedness.

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

Our Advisor and its affiliates receive fees from us, which could be substantial and have not been negotiated at arm’s length. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor, some of whom also serve as our executive officers and directors and the key real estate professionals of our Sponsor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and the Dealer Manager Agreement;
•

public offerings of equity by us, which entitle the Dealer Manager to dealer manager fees and will likely entitle the Advisor to increased acquisition fees and asset management subordinated participation interests;

•	sales of properties and other investments to third parties, which entitle our Advisor to a possible disposition fee and subordinated participation in net sales proceeds;
•	acquisitions of properties and other investments and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;
•

acquisitions of properties and other investments that in some cases may originate from other programs sponsored by the parent of our Sponsor, which may entitle affiliates of our Sponsor to disposition fees and possible subordinated incentive fees and distributions in connection with their services for the seller;

•

borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the asset management subordinated participation interests and acquisition fee payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a subordinated incentive distribution; and
•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including real estate brokerage commissions and participation in non-liquidating net sales proceeds. However, the fees and compensation payable to our Advisor and its affiliates relating to the sale of properties will only be payable after the return to the stockholders of their capital contributions plus cumulative returns on such capital (other than any sales commissions, which are based on and deducted from the contract sales price of the property sold). Our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions, subject to certain limitations and oversight by the Board.

Subject to prior approval of the Board, certain affiliates of our Advisor, including NexBank and Governance Re (an entity that may be deemed to be controlled by Mr. Dondero), among others, may provide banking, agency, insurance and other services to us and our affiliates for customary fees, and neither we, nor our subsidiaries will have a right to any such fees.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment return thresholds should we seek to become internally-managed. Due to the apparent preference of the public markets for internally-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become internally-managed, and given our Advisor’s familiarity with our assets and operations, we might prefer to become internally-managed by acquiring entities affiliated with our Advisor. Even though our Advisor will not receive internalization fees, our Advisor may have conflicts of interest concerning our listing/liquidation stage, particularly due to the fact the Advisor may receive more value from a listing rather than a liquidation. For example, our Advisor will receive its incentive fee in the form of shares of common stock upon a listing, which may be worth more than such fees paid in cash upon liquidation. Furthermore, our Advisor will defer its tax liability in a listing situation which may be beneficial.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of the Advisory Agreement, we pay our Advisor the fees described below.

•

Our Advisory Agreement requires that we pay our Advisor an annual asset management fee. The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears.

•	We may also pay our Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.
•

We have established a restricted share plan pursuant to which our directors, officers and employees (if we ever have employees), our Advisor and its affiliates and their respective employees, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us and their respective employees, certain of our consultants and certain consultants to our Advisor and its affiliates or entities that provide services to us and their respective employees may be granted incentive awards in the form of restricted stock.

•

If our Advisor or its affiliates provides a substantial amount of services in connection with the sale of a real property, real estate-related asset or our real estate portfolio, as determined by a majority of the independent directors, our Advisor or its affiliates will earn a disposition fee of 0.5% of the sales price of each real property or real estate-related asset sold, or for the sale of our real estate portfolio, excluding selling costs (1).

•

Our Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation. Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution (2).

•

Upon the listing of our shares on a national securities exchange, our Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of the amount by which the sum of our market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation. Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution (2).

•

Upon termination or non-renewal of the Advisory Agreement with or without cause, our Advisor (in its capacity as special limited partner of the OP), will be entitled to receive distributions from the OP equal to 15.0% of the amount, if any, by which (i) the sum of the appraised value of our assets, plus the total distributions paid to stockholders from our inception through the termination date of the Advisory Agreement, less any amounts distributable as of the termination date of the Advisory Agreement to the limited partners of the OP who receive partnership units, exceeds (ii) the aggregate capital contributed by investors, less the portion of any distribution that is attributable to net sales proceeds and by any amounts paid by us to repurchase shares, plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ incentive compensation. In addition, our Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. Neither our Advisor nor any of its affiliates can earn both a subordinated distribution upon termination of the Advisory Agreement and either a subordinated participation in net sales proceeds or a subordinated incentive listing distribution, as the case may be.

(1)

In the event of the sale of the entire company, we would pay to our Advisor a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale, if our Advisor or its affiliates provides a substantial amount of services in connection with such sale, as determined by a majority of the independent directors.

(2)

Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution. Any subordinated participation in net sales proceeds becoming due and payable to our Advisor or its assignees hereunder shall be reduced by the amount of any distribution made to our Advisor pursuant to the OP agreement. Any portion of the subordinated participation in net sales proceeds that our Advisor receives prior to our listing will offset the amount otherwise due pursuant to the subordinated incentive listing distribution. In no event will the amount paid to our Advisor, if any, exceed the amount considered presumptively reasonable by the NASAA REIT Guidelines.

Certain of the advisory fees payable to our Advisor are not based on the performance of our investments.

In addition to the fees we pay to our Advisor pursuant to the Advisory Agreement, we also reimburse our Advisor and its affiliates for the costs and expenses described below.

•

We will reimburse our Advisor and its affiliates for organization and offering expenses it incurs on our behalf, (excluding selling commissions, dealer manager fees and the distribution fee) up to 1.0% of the gross offering proceeds.

•

We will reimburse our Advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf, regardless of whether we actually acquire the related assets. In addition, we will also pay third parties, or reimburse our Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether we acquire the related assets. Additionally, we may reimburse our Advisor for legal expenses it or its affiliates directly perform in connection with the selection, evaluation and acquisition of assets, and we expect these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment.

•

We will reimburse our Advisor’s costs of providing administrative services, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, we will not make operating expense reimbursements for personnel costs to our Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition expenses or real estate commissions. We will not reimburse the Advisor for salaries and benefits paid to our executive officers.

Affiliated Dealer Manager

The Dealer Manager is an affiliate of Highland. This relationship may create conflicts in connection with the Dealer Manager’s due diligence obligations under the federal securities laws. Although the Dealer Manager will examine the information in our prospectus for accuracy and completeness, due to its affiliation with Highland, no independent review of us will be made in connection with the distribution of our shares in the Offering of the type normally performed by an unaffiliated underwriter in connection with the offering of securities. Accordingly, investors in the Offering do not have the benefit of an independent due diligence review and investigation. In addition, the Dealer Manager is entitled to compensation in connection with the Offering.

Valuation Conflicts

Once we begin to calculate our NAV, the asset management fees payable to our Advisor will be based on NAV, which will be determined by the Board based on the input of the Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. Appraisals and valuations of our commercial real estate assets, which will be used to calculate NAV, will be estimates and may not correspond to the amount that may be realized by us upon a sale of such. Our Advisor may be motivated to recommend a NAV at a higher amount than what could actually be realized upon a sale because a higher NAV will result in higher compensation to the Advisor.

Selling Commissions and Fees Paid to our Dealer Manager

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

•

We will pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A shares and up to 3.0% of gross offering proceeds from the sale of Class T shares. The Dealer Manager is expected to reallow all selling commissions to participating broker-dealers. We will not pay selling commissions with respect to shares of any class sold pursuant to our DRIP. The selling commissions may be reduced or waived in connection with certain categories of sales.

•

We will pay the Dealer Manager a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A shares and Class T shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. We will not pay dealer manager fees in connection with purchases of shares made pursuant to our DRIP. The dealer manager fee may be reduced or waived in connection with certain categories of sales.

•

With respect to our Class T shares that are sold in the Offering, we will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share (or, once reported, the NAV for the Class T shares) on a continuous basis from year to year. We will continue paying distribution fees with respect to Class T shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from our primary offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. We will not pay a distribution fee with respect to Class A shares.

Fees and Reimbursements Paid to our Property Manager

•

In connection with the rental, leasing, operation and management of our properties, we estimate we will pay aggregate fees equal to 3.0% of gross income from the properties managed, as well as other customary property manager and construction management fees. We also will reimburse such property managers for property-level expenses that they pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by the property manager.

Formation Transactions

In connection with our incorporation, we sold an aggregate of 22,223 shares of our common stock to our Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. Our Advisor or any affiliate may not sell these shares while our Sponsor remains our sponsor but it may transfer the shares to other affiliates.

Policies and Procedures for Transactions with Related Persons

Every transaction that we enter into with our Sponsor, our Advisor or any of their affiliates may present a conflict of interest. In order to reduce or eliminate certain potential conflicts of interest, our charter provides that a majority of the Board, including a majority of our independent directors, not otherwise interested in the transaction, determine that any transaction with our Sponsor, our Advisor or any affiliate thereof is fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. The Board may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with such affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates. The independent directors, which may retain their own legal and financial advisors, are empowered to act on any matter permitted under Maryland law.

Among the matters we expect the independent directors to act upon are:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and the Dealer Manager Agreement;
•	public offerings of securities;
•	certain property sales;
•	certain property acquisitions;
•	transactions with affiliates;
•	compensation of our officers and, if applicable directors, who are affiliated with our Advisor;
•	whether and when we seek to list our shares of common stock on a national securities exchange;
•	whether and when we seek to become internally-managed, which decision could lead to our acquisition of our Advisor at a substantial price; and
•	whether and when we seek to sell the company or its assets.

Allocation Policy

If a potential investment is appropriate for either us or another entity managed by our Advisor or its affiliates, such as NXRT or Freedom REIT, LLC, our Advisor and its affiliates, including their respective personnel, have an allocation policy that provides that opportunities will be allocated among those accounts for which participation in the respective opportunity is considered most appropriate, taking into account, the following objective factors. First, the allocation policy looks to the investment objectives of the REITs managed by the Advisor and its affiliates. For example, our targeted investments in core and core-plus multifamily properties, typically constructed after 2000, which may have a modest value-add component differ from the targeted investments of NXRT, which generally are well-located Class B multifamily properties, typically constructed between 1980 and 1999, with a significant value-add component and Freedom REIT, LLC, which typically are opportunistic real estate investments in multifamily, hospitality, office and net lease property types. We believe that most investment opportunities will be more appropriate for us, NXRT or Freedom REIT, LLC based on the differences in our primary investment objectives. Our Advisor is not required to offer to us any opportunities that do not meet our investment objectives and criteria. Our Advisor and its personnel have no obligation to, but may, present us with investment opportunities with a purchase price of less than $10 million. Personnel of our Advisor and its affiliates may invest in any such investment opportunities not required to be presented to us.

To the extent the opportunity is consistent with the investment objectives of more than one REIT managed by the Advisor and its affiliates, the allocation policy then looks to other factors, such as:

•	which REIT has available cash (including availability under lines of credit) to acquire the investment;
•	whether there are any positive or negative income tax effects on any of the REITs relating to the purchase;
•	whether the investment opportunity creates geographic, asset class or tenant concentration / diversification concerns for any of the REITs;
•	how the investment size, potential leverage, transaction structure and anticipated cash flows affect each REIT, including earnings and distribution coverage; and
•

whether one or more of the REITs has an existing relationship with the tenant(s), operator, facility or system associated with the investment, or a significant geographic presence that would make the investment strategically more important.

Our Advisor will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with its internal conflict of interest and allocation policies. Our Advisor will seek to allocate investment opportunities among such entities in a manner that is fair and equitable over time and consistent with its allocation policy. However, there is no assurance that such investment opportunities will be allocated to us fairly or equitably in the short-term or over time and there can be no assurance that we will be able to participate in all such investment opportunities that are suitable for us.

Other Charter Provisions Relating to Conflicts of Interest

Our charter contains many restrictions relating to conflicts of interest including the following:

Advisor Compensation. The independent directors must evaluate at least annually whether the compensation that we contract to pay to our Advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors must supervise the performance of our Advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being carried out. The independent directors must base this evaluation on the factors set forth below as well as any other factors deemed relevant by the independent directors’ committee, and such findings will be recorded in the minutes of the Board:

•	the amount of the fees paid to our Advisor in relation to the size, composition and performance of our investments;
•	the success of our Advisor in generating appropriate investment opportunities;
•	the rates charged to other REITs and others by advisors performing similar services;
•	additional revenues realized by our Advisor and its affiliates through their relationship with us, including whether we pay them or they are paid by others with whom we do business;
•	the quality and extent of service and advice furnished by our Advisor;
•	the performance of our investment portfolio; and
•	the quality of our investment portfolio relative to the investments generated by our Advisor for its own account and for its other clients.

Under our charter, we can only pay our Advisor or its affiliates a real estate commission in connection with the sale of a property if it provides a substantial amount of the services in the effort to sell the property, as determined by a majority of our independent directors, and the commission does not exceed the lesser of (i) one-half of a real estate commission that is reasonable, customary and competitive in light of the size, type and location of the property and (ii) 3% of the sales price of the property. In addition, if in connection with the sale we pay commissions to third parties unaffiliated with our Advisor, the commission paid to our Advisor may not exceed the commission paid to such third parties. Moreover, our charter also provides that the commission, when added to all other real estate commissions paid to unaffiliated parties in connection with the sale, may not exceed the lesser of a competitive real estate commission or 6% of the sales price of the property.

Our charter also requires any incentive fee we may pay our Advisor or an entity affiliated with our Advisor in connection with the liquidation of our portfolio to be reasonable. An incentive fee is presumed reasonable if it does not exceed 15% of the balance of the net proceeds remaining after payment to common stockholders, in the aggregate, of an amount equal to 100% of the original issue price of the common stock, plus an amount equal to 6% of the original issue price of the common stock per year cumulative. Under the Advisory Agreement, the incentive fee equals 15% of the balance of the net proceeds remaining after payment to common stockholders, in the aggregate, of an amount equal to 100% of the original issue price of the common stock, plus an amount equal to 6% of the original issue price of the common stock per year cumulative. At the option of our Advisor, we may pay any incentive fee in the form of stock, cash, a non-interest bearing promissory note or any combination thereof.

Our charter also limits the amount of acquisition fees and acquisition expenses we can incur to a total of 6% of the contract purchase price for the property or, in the case of a mortgage loan, to 6% of the funds advanced. This limit may only be exceeded if a majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction approve the fees and expenses and finds the transaction to be commercially competitive, fair and reasonable to us.

Term of Advisory Agreement. Each contract for the services of our Advisor may not exceed one year, although there is no limit on the number of times that a particular advisor may be retained. Our Advisor may terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. A majority of our independent directors may also terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. For these purposes, by “without penalty,” we mean that we can terminate our Advisor without having to compensate our Advisor for income lost as a result of the termination of the Advisory Agreement. The Advisory Agreement does contain a provision to eliminate the possibility that our Advisor could be terminated as a way to avoid having to pay the Subordinated Participation in Net Sale Proceeds.

Our Acquisitions. We will not purchase or lease properties in which our Sponsor, our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the affiliated seller or lessor unless there is substantial justification for the excess amount. Generally, the purchase price that we will pay for any property will be based on the fair market value of the property as determined by a majority of the Board. In the cases where a majority of our independent directors require and in all cases in which the transaction is with our Sponsor, our Advisor, any of our directors or any of their affiliates, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

Mortgage Loans Involving Affiliates. Our charter prohibits us from investing in or making mortgage loans in which the transaction is with our Sponsor, our Advisor, any of our directors or any of their affiliates unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any mortgage or equity interest of our Sponsor, our Advisor, any of our directors or any of their affiliates.

Other Transactions Involving Affiliates. A majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions, including sales and leases of our properties and any joint ventures, between us and our Sponsor, our Advisor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Limitation on Operating Expenses. We will reimburse our Advisor for operating expenses, subject to the limitation that we will not reimburse our Advisor for any amount by which our total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless the independent directors determine that such excess expenses were justified based on unusual and non-recurring factors that they deem sufficient. Any findings and the reasons in support thereof shall be reflected in the minutes of the meeting of the Board. Within 60 days after the end of any of our fiscal quarters for which total operating expenses exceeded 2% of average invested assets or 25% of net income, whichever is greater, we shall send to the stockholders a written disclosure of such fact together with an explanation of the factors the independent directors considered in arriving at the conclusion that such higher operating expenses were justified. In the event the independent directors do not determine such excess expenses are justified, the Advisor shall reimburse us at the end of the twelve-month period the amount by which the aggregate annual expenses paid or incurred by us exceed the limitation provided herein. Additionally, we will not make operating expense reimbursements for personnel costs to our Advisor in connection with services for which our Advisor already receives acquisition fees, acquisition expenses or real estate commissions, and we will not reimburse our Advisor for salaries and benefits paid to our executive officers. “Average invested assets” means, for any period, the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate (including amounts invested in REITs and other real estate operating companies), before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. “Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including the asset management fee, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) the Subordinated Participation in Net Sales Proceeds; (f) the Subordinated Distribution Upon Termination of the Advisory Agreement; (g) the Subordinated Incentive Listing Distribution; (h) acquisition expenses; and (i) and other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Issuance of Options and Warrants to Certain Affiliates. We may not issue options or warrants to purchase our common stock to our Sponsor, our Advisor, any of our directors or any of their affiliates, except on the same terms as such options or warrants, if any, are sold to the general public. We may not issue options or warrants at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of the independent directors has a market value less than the value of such option or warrant on the date of grant. Any options or warrants we issue to our Sponsor, our Advisor, any of our directors or any of their affiliates shall not exceed an amount equal to 10% of our outstanding common stock on the date of grant.

Repurchase of Our Shares. We will not pay a fee to our Sponsor, our Advisor, any of our directors or any of their affiliates in connection with our repurchase of our common stock.

Loans. We will not make any loans to our Sponsor, our Advisor, any of our directors or any of their affiliates except for certain mortgage loans and loans to wholly owned subsidiaries. In addition, we will not borrow from these parties unless a majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the Board. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our Advisor or its affiliates.

Reports to Stockholders. Our charter requires that we prepare an annual report and deliver it to our stockholders within 120 days after the end of each fiscal year. The Board will take reasonable steps to insure that these requirements are met. Among the matters that must be included in the annual report are:

•	financial statements prepared in accordance with GAAP that are audited and reported on by independent certified public accountants;
•	the ratio of the costs of raising capital during the year to the capital raised;
•	the aggregate amount of advisory fees and the aggregate amount of other fees paid to our Advisor and any affiliate of our Advisor by us or third parties doing business with us during the year;
•	our total operating expenses for the year, stated as a percentage of our average invested assets and as a percentage of our net income;
•	a report from our independent directors that our policies are in the best interest of our common stockholders and the basis for such determination; and

•

separately stated, full disclosure of all material terms, factors and circumstances surrounding any and all transactions involving us and our Sponsor, our Advisor, a director or any affiliate thereof during the year, and our independent directors are specifically charged with a duty to examine and comment in the report on the fairness of the transactions.

Voting of Shares Owned by Affiliates. Our Advisor or a director or any of their affiliates may not vote their shares regarding (i) the removal of any of these parties or (ii) any transaction between them and us.

Ratification of Charter Provisions. The Board, including a majority of the independent directors, reviewed and ratified our charter by the vote of a majority of its members, as required by our charter.

We have also adopted a Code of Ethics that applies to each of our officers and directors, which we refer to as “covered persons.” The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Advisor and their respective affiliates.

Director Independence

In order to reduce the risks created by conflicts of interest, our charter requires the Board to be comprised of a majority of persons who are independent directors except for a period of up to 60 days after the death, resignation or removal of an independent director pending the election of such independent director’s successor. Our charter also empowers the independent directors to retain their own legal and financial advisors. A majority of the independent directors have approved matters relating to or act upon:

•	the requirement that a majority of directors and of independent directors review and ratify the charter at or before the first meeting of the Board;
•

the duty of the Board to establish written policies on investments and borrowing and to monitor the administrative procedures, our and our Advisor’s investment operations and performance to assure that such policies are carried out;

•	our minimum capitalization;
•	the Advisory Agreement;
•	liability and indemnification;
•	the reasonableness of our fees and expenses;
•	limitations on organization and offering expenses;
•	limitations on acquisition fees and acquisition expenses;
•	limitations on total operating expenses;
•	limitations on real estate commissions on resale of property;
•	limitations on incentive fees;
•	Advisor compensation;
•	the independent directors’ periodic duty to review our investment policies;
•

the authority to select an independent appraiser to determine the fair market value that we pay for real estate that we acquire both (x) when a majority of the independent directors determine to appoint an independent appraiser to determine fair market value in connection with any acquisition by us and (y) whenever we acquire property from the Advisor, the directors, the Sponsor or their affiliates;

•	the restrictions and procedures relating to meetings of stockholders;
•

the authority of a majority of stockholders present in person or by proxy at an annual meeting at which a quorum is present, without the necessity for concurrence by the Board, to vote to elect the directors;

•

the requirements of any reinvestment plan that the Board establishes, relating to periodic distribution of certain material information to stockholders and opportunity for participating stockholders to withdraw;

•	the adoption of an extension of our liquidity deadline or a plan of liquidation; and
•	the requirement that a majority of independent directors approve matters relating to modifications to their duties and restrictions.

Item 14. Principal Accounting Fees and Services

Change of Auditor

On October 10, 2014, we decided to dismiss PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. On December 1, 2014, we informed PwC formally that they were dismissed effective immediately. At that time, our Board of Directors was not fully formed and, therefore, neither recommended nor approved such dismissal.

We were incorporated on November 12, 2013. PwC was engaged on November 20, 2013 and issued their report on our November 19, 2013 balance sheet. PwC did not audit any financial statements as of any date or for any period subsequent to November 19, 2013. The report of PwC on our balance sheet as of November 19, 2013 contained no adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period from November 20, 2013 through December 1, 2014, there were no (i) disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreement(s) in its report, or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 10, 2014, we approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm. KPMG issued their report on our December 31, 2014 consolidated balance sheet on January 22, 2015. During the period beginning November 12, 2013 through October 10, 2014, neither we nor anyone on our behalf consulted with KPMG regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our consolidated financial statements; or (3) any matter that was either the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

Independent Registered Public Accounting Firm

During the year ended December 31, 2015 and for the period from October 10, 2014 to December 31, 2014, KPMG served as our independent registered public accounting firm and provided us certain tax and other services.

Pre-Approval Policies

The audit committee charter imposes a duty on our audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, our audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. Our audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by KPMG for the year ended December 31, 2015 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Our audit committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services for the year ended December 31, 2015. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of KPMG. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by KPMG for the years ended December 31, 2015 and 2014 are set forth in the table below.

	For the Year Ended December 31,
	2015	2014
Audit fees	$162,600	$65,000
Audit-related fees	—	—
Tax fees	2,250	—
All other fees	—	—
Total	$164,850	$65,000

For purposes of the preceding table, KPMG’s professional fees are classified as follows:

•

Audit fees - These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by KPMG in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the consolidated financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees - These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. See Index to Consolidated Financial Statements of NexPoint Multifamily Realty Trust, Inc. on page F-1 of this Report.

2. Exhibits. The exhibits filed with this Annual Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

Dated: March 25, 2016	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: March 25, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial Officer)

NEXPOINT MULTIFAMILY REALTY TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014 and for the Period from November 12, 2013 (Inception) to December 31, 2013	F-4

Consolidated Statements of Stockholder’s Equity (Deficit) for the Years Ended December 31, 2015 and 2014 and for the Period from November 12, 2013 (Inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and for the Period from November 12, 2013 (Inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

NexPoint Multifamily Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of NexPoint Multifamily Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and for the period from November 12, 2013 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexPoint Multifamily Realty Trust, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and for the period from November 12, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 25, 2016

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$200,000	$200,000
TOTAL ASSETS	$200,000	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$65,582	$—
Due to affiliates	271,688	—
Total Liabilities	337,270	—
Stockholder's Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 22,223 shares issued and outstanding at December 31, 2015 and 2014	222	222
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	199,778	199,778
Accumulated deficit	(337,270)	—
Total Stockholder’s Equity (Deficit)	(137,270)	200,000
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$200,000	$200,000

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period from November 12, 2013 (Inception) to December 31,
	2015	2014	2013
Expenses
Corporate general and administrative expenses	$337,270	$—	$—
Net loss attributable to common stockholders	$(337,270)	$—	$—
Loss per Class A common share - basic and diluted (see Note 2)	$(15.18)	$—	$—
Weighted average Class A common shares outstanding - basic and diluted	22,223	22,223	11

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholder’s Equity
Balances, November 12, 2013 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class A common stock			11				100		100
Balances, December 31, 2013	—	—	11	—	—	—	100	—	100
Issuance of Class A common stock			22,223	222			199,778		200,000
Repurchase of Class A common stock			(11)				(100)		(100)
Balances, December 31, 2014	—	—	22,223	222	—	—	199,778	—	200,000
Net loss for the year ended December 31, 2015								(337,270)	(337,270)
Balances, December 31, 2015	—	$—	22,223	$222	—	$—	$199,778	$(337,270)	$(137,270)

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period from November 12, 2013 (Inception) to December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(337,270)	$—	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	65,582	—	—
Due to affiliates	271,688	—	—
Net cash provided by operating activities	—	—	—
Cash flows from financing activities
Proceeds from issuance of Class A common stock	—	200,000	100
Repurchase of Class A common stock	—	(100)	—
Net cash provided by financing activities	—	199,900	100
Net increase in cash	—	199,900	100
Cash, beginning of period	200,000	100	—
Cash, end of period	$200,000	$200,000	$100

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Realty Trust, Inc. (the “Company”) was incorporated on November 12, 2013, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ending December 31, 2016, or the first year in which it commences material operations, if later. The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement dated August 10, 2015 (the “Advisory Agreement”). Substantially all of the Company’s assets will be held by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor. As of December 31, 2015, the Company had not commenced material operations.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s properties. All properties may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share, which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (Registration No. 333-200221). Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will determine its net asset value, or NAV, each quarter commencing during the first full quarter after its Board of Directors (the “Board”) determines or regulatory requirements require that the Company make such valuation, or the NAV pricing date. In that event, if the Company’s NAV on such valuation date increases above or decreases below its net proceeds per share as stated in its prospectus, the Company will adjust the offering price of shares, effective five business days later, to ensure that no share is sold at a price, after deducting selling commissions, dealer manager fees and organization and offering expenses, that is above or below the Company’s NAV per share on such valuation date.

Substantially all of the net proceeds of the Offering will be used to directly or indirectly acquire, own, operate and selectively develop well-located “core-plus” multifamily properties with a modest value-add component, in large cities and suburban submarkets of large cities, primarily in the Southeastern and Southwestern United States. The Company considers “core-plus” multifamily properties to be properties that are high quality, yet ones which the Company believes possess the ability to increase in value through some event. Examples include properties that have scheduled vacancies or leases rolling over or that would benefit from modest upgrades or renovations that would allow the Company to increase rents. The Company may also directly or indirectly acquire, on an opportunistic basis, “core” multifamily properties, although the Company does not expect this to be a substantial portion of its portfolio. The Company considers “core” multifamily properties to be properties that are of the highest quality in historically strong markets that are easy to finance and generally do not require upgrades or renovations. The Company may also seek to invest in multifamily housing debt, mezzanine debt and preferred equity in situations where the risk/return correlation is more attractive than investments in common equity. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. As of December 31, 2015, the Company had not acquired any real estate investments.

Pursuant to the terms of the Offering, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations (the “Minimum Offering Requirement”) (see Note 10). As of December 31, 2015, the Company had not reached such threshold, purchased any properties or earned any income. However, as of March 24, 2016, the Company had received a total of $2.2 million in proceeds, broken escrow and commenced material operations.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company were prepared in accordance with GAAP as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The consolidated financial statements include the account of the Company and the OP and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by FASB ASC 810, Consolidation, and to assess whether the Company is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of a property, including acquisition fees paid, are expensed as incurred. As of December 31, 2015, the Company had not commenced material operations.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

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

Revenue Recognition

The Company’s primary operations will consist of rental income earned from its tenants under lease agreements with terms of one year or less. Rental income is recognized when earned. This policy effectively results in rental income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to tenants for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by the Company in connection with the Offering. Organization and offering expenses are initially paid by the Advisor and reimbursed by the Company with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the Company’s escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.

Organization expenses will be expensed to the Company as incurred at the time that the Minimum Offering Requirement is achieved. Offering costs incurred by the Advisor and its affiliates on the Company’s behalf prior to that time are deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. The Company will reimburse the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds (see Note 10).

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor, audit fees, legal fees, directors and officers liability insurance and Board fees. For more information on operating expenses and reimbursements to the Advisor, see Note 5.

Acquisition Costs

Acquisition costs include costs incurred to acquire properties. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition.

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

Per Share Data

The Company began operations on August 12, 2015, as described above, and therefore, the Company had no operating activities or earnings (loss) per share before August 12, 2015. However, as the Company broke escrow on March 24, 2016 (see Note 10), allowing it to commence material operations and reimburse the Advisor for expenses which it incurred on the Company’s behalf for the period from August 12, 2015 to December 31, 2015, the Company has presented basic and diluted earnings (loss) per share for the period. Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. For the period from August 12, 2015 to December 31, 2015, the Company incurred a loss per share of $15.18.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS”) Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period. Therefore, we intend to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2017, and does not expect the new standard to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will implement the provisions of ASU 2015-01 as of January 1, 2016, and does not expect the new standard to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU No. 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company will implement the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The Company does not expect the new standards to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. The ASU requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. The ASU also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017. The Company will implement the provisions of ASU 2016-01 as of January 1, 2018. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

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

Class A Shares and Class T Shares will be publicly offered in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T Shares. The initial offering price for the shares in the primary Offering is $10.00 per Class A Share and $9.35 per Class T Share. As of the date of these consolidated financial statements, no Class T shares have been issued.

Preferred Stock

Under the Company’s Amended and Restated Articles of Incorporation, the total number of shares of preferred stock authorized for issuance is 10,000,000. As of the date of these consolidated financial statements, no shares of preferred stock have been issued.

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

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Board has adopted a share repurchase program that will enable stockholders to sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither the Sponsor, the Advisor, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or Qualifying Disability (as determined by the applicable governmental agency), of a stockholder.

Repurchases of shares, when requested, are at the Company’s sole discretion and generally are expected to be made quarterly until the NAV pricing date. Prior to the NAV pricing date, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, funds available for the share repurchase program may not be sufficient to accommodate all requests. Generally, the Company will pay repurchase proceeds, less any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be the Company’s then-current per share NAV.

The Board may amend the terms of the share repurchase program without stockholder approval. The Board may also amend, suspend or terminate the share repurchase program upon 30 days’ notice or reject any request for repurchase if it determines that the funds allocated to the share repurchase program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.

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

Real estate acquisitions

As of December 31, 2015, the Company had not acquired any properties. Upon acquisition of a property, the land, buildings, building improvements, furniture, fixtures and equipment, and intangible lease assets will be recognized based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt will be recorded based on its estimated fair value using Level 2 inputs.

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

Other financial instruments

Cash and cash equivalents, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments.

5. Related Party Transactions

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Offering. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company. The Company may be obligated to reimburse the Advisor for acquisition expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2015 and 2014, and for the period from November 12, 2013 (inception) to December 31, 2013 are as follows:

Advisory Agreement

On August 10, 2015, the Company entered into the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. The Company may also pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.5% of the gross offering proceeds (see Note 10). Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. For the years ended December 31, 2015 and 2014, and for the period from November 12, 2013 (inception) to December 31, 2013, the Advisor incurred organization and offering costs of $614,331, $893,758, and $127,820, respectively. These costs have not been accrued on our consolidated balance sheets as of December 31, 2015 and 2014.

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

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers. Notwithstanding the foregoing, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the year ended December 31, 2015, total operating expenses of the Company were $337,270, including Board fees of $65,582, audit fees of $105,000, and directors and officers liability insurance of $118,437, which exceeded the 2%/25% Guidelines by $337,270. On March 24, 2016, the Company’s independent directors determined that the Excess Amount of total operating expenses for the year ended December 31, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, directors and officers liability insurance and Board fees) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company did not have any real estate investments as of December 31, 2015. These costs are included in due to affiliates and accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015.

The Company will pay the Advisor a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred.

The Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors (the “Subordinated Participation in Net Sales Proceeds”).

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

Neither the Advisor nor any of its affiliates can earn both a Subordinated Participation in Net Sales Proceeds and a Subordinated Incentive Listing Distribution, as the case may be.

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

The Company will pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A Shares and up to 3.0% of gross offering proceeds from the sale of Class T Shares. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. The Company will pay a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A Shares and Class T Shares (see Note 10). The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. The Company will not pay dealer manager fees in connection with purchases of shares made pursuant to the DRIP.

The selling commissions and dealer manager fee may be reduced or waived in connection with certain categories of sales. With respect to Class T Shares that are sold in the Offering, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 1.0% of the amount of the purchase price per share or, once reported, the NAV for the Class T shares on a continuous basis from year to year.

The Company will continue paying distribution fees with respect to Class T Shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T Shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the primary Offering, or (iii) such Class T Shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A Shares.

6. Restricted Share Plan

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

The Company’s restricted share plan is administered by the Board. No awards have been granted under the restricted share plan as of December 31, 2015.

The Company’s restricted share plan provides for the automatic grant of 3,000 restricted shares of Class A common stock to each of the Company’s independent directors, without any further action by the Board or the stockholders, upon initial release from escrow of the minimum offering amount as described in the Company’s prospectus. Restricted stock issued to independent directors will vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. An additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s independent directors upon each reelection to the Board.

7. Distributions

The Company will distribute cash flow from operations on a monthly basis, in amounts determined by the Board. As of December 31, 2015, the Company had not commenced material operations, and the Board had not declared a distribution.

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

9. Commitments and Contingencies

Commitments

In the normal course of business, the Company will enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2015, the Company had not entered into any commitments with any parties.

Contingencies

In the normal course of business, the Company may become subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of any such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the balance sheet of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company.

10. Subsequent Events

Status of Our Offering

As of March 25, 2016, we had sold approximately 217,391 shares of Class A common stock in our initial public offering for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. On March 24, 2016, we released $2.0 million that was held in escrow, thus satisfying the Minimum Offering Requirement to break escrow and allow us to commence material operations.

Issuance of Restricted Stock to Our Independent Directors

Pursuant to our restricted share plan, upon the initial release from escrow of $2.0 million, each of our two independent directors, John Pons and D. Kirk McAllaster, Jr., received a grant of 3,000 restricted shares of Class A common stock. The shares of restricted Class A common stock vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

Amendment to Escrow Agreement

On January 20, 2016, upon unanimous approval of the Board, including its independent directors, the Company amended the escrow agreement with the Dealer Manager and UMB Bank, N.A., as escrow agent (the “Escrow Agent”), which reduced the Minimum Offering Requirement from $10.0 million to $2.0 million in gross offering proceeds prior to the release to us by the Escrow Agent. The proceeds from residents of the State of Pennsylvania and the State of Washington will remain in the escrow account until total subscriptions (including amounts previously disbursed to us and the amounts then held in the escrow account) equal or exceed $50 million and $20 million, respectively.

Amendment to Dealer Manager Agreement

On March 23, 2016, upon unanimous approval of the Board, including its independent directors, the Company amended the Dealer Manager Agreement with the Dealer Manager which reduced dealer manager fees on Class A and Class T common shares from 3.0% to 1.0% and reduced the reimbursement to our Advisor of organization and offering expenses from 1.5% to 1.0% of gross offering proceeds.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of NexPoint Multifamily Realty Trust, Inc. (included as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-200221) filed on July 10, 2015 and incorporated herein by reference)

3.2

Bylaws of NexPoint Multifamily Realty Trust, Inc. (included as Exhibit 3.2 to the initial public filing of the Registration Statement on Form S-11 (File No. 333-200221) filed on November 14, 2014 and incorporated herein by reference)

10.1	Amended and Restated Escrow Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on January 21, 2016 and incorporated herein by reference)

10.2

Amendment No. 1 to the Dealer Manager Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated March 23, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on March 25, 2016 and incorporated herein by reference)

21.1*	List of subsidiaries of NexPoint Multifamily Realty Trust, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.