Form 10-Q
period 2016-03-31
Nexpoint Multifamily Capital Trust, Inc.
filed 2016-05-12
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-200221

NexPoint Multifamily Capital Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4106316
(State or other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

(972) 628-4100

(Telephone Number, Including Area Code)

NexPoint Multifamily Realty Trust, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2016, the registrant had 674,397 shares of Class A common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,192,750	$200,000
TOTAL ASSETS	$2,192,750	$200,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$213,719	$65,582
Due to affiliates	292,306	271,688
Total Liabilities	506,025	337,270
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 239,614 and 22,223 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,396	222
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	2,190,684	199,778
Accumulated deficit	(506,355)	(337,270)
Total Stockholders' Equity (Deficit)	1,686,725	(137,270)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,192,750	$200,000

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Expenses
Corporate general and administrative expenses	$154,335	$—
Organization expenses	14,750	—
Net loss attributable to common stockholders	$(169,085)	$—
Loss per Class A share - basic and diluted (see Note 2)	$(4.07)	$—
Weighted average Class A shares outstanding - basic and diluted	41,547	22,223

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances, December 31, 2015	—	$—	22,223	$222	—	$—	$199,778	$(337,270)	$(137,270)
Issuance of Class A common stock			217,391	2,174			1,990,576		1,992,750
Amortization of stock-based compensation							330		330
Net loss								(169,085)	(169,085)
Balances, March 31, 2016	—	$—	239,614	$2,396	—	$—	$2,190,684	$(506,355)	$1,686,725

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(169,085)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock-based compensation	330	—
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	148,137	—
Due to affiliates	20,618	—
Net cash provided by operating activities	—	—
Cash flows from financing activities
Proceeds from issuance of Class A common stock	1,992,750	—
Net cash provided by financing activities	1,992,750	—
Net increase in cash	1,992,750	—
Cash, beginning of period	200,000	200,000
Cash, end of period	$2,192,750	$200,000

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (f/k/a NexPoint Multifamily Realty Trust, Inc.) (the “Company”) was incorporated on November 12, 2013, as a Maryland corporation and intends to elect to be taxed as a real estate investment trust (“REIT”). The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement dated August 10, 2015 (the “Advisory Agreement”). Substantially all of the Company’s assets will be held by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s assets. All assets may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share, which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The initial offering price for the shares sold in the DRIP is $9.50 per Class A share of common stock and $8.88 per Class T share of common stock. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (Registration No. 333-200221). Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will provide its stockholders with an initial estimated net asset value, or NAV, per share of each class of its common stock based on a valuation as of a date no later than 150 days from March 24, 2018, or the second anniversary of the date the Company broke escrow in the Offering, although the Company may provide an estimated NAV based on a valuation prior to such date.  If the Company provides an estimated NAV on a date prior to the conclusion of the Offering (the “NAV pricing date”), the Company’s board of directors (the “Board”) may determine to modify the public offering price to reflect the estimated per share NAV.

Substantially all of the net proceeds of the Offering will be used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company intends to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company may implement a modest value-add component on “core-plus” properties that will consist, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program will be implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of March 31, 2016, the Company had not acquired any real estate assets (see Note 11).

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of March 31, 2016, the Company had received a total of $2.2 million in proceeds.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The consolidated financial statements include the account of the Company and the OP and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by FASB ASC 810, Consolidation, and to assess whether the Company is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810. In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2016.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

If any debt is assumed in an acquisition, the difference between the fair value and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Costs associated with the acquisition of an asset, including acquisition fees paid, are expensed as incurred.

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

Revenue Recognition

The Company’s primary operations will consist of rental income earned from its residents under lease agreements with terms of one year or less and interest income earned from preferred equity investments the Company originates. Rental income is recognized when earned. This policy effectively results in rental income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned. Interest income is recorded on the accrual basis. The Company does not accrue a receivable for interest income earned on its preferred equity investments if there is a reason to doubt the Company’s ability to collect such income.

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by the Company in connection with the Offering. Organization and offering expenses are initially paid by the Advisor and its affiliates and are reimbursed by the Company with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the Company’s escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers.

Organization expenses, when recognized, are expensed to the Company on the accompanying consolidated statements of operations. Offering costs, when recognized, are treated as a reduction of the total proceeds. Until recognized, these expenses are deferred and will be paid to the Advisor and its affiliates from the proceeds of the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds.

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor and its affiliates, audit fees, legal fees, directors and officers liability insurance and Board fees. For more information on operating expenses and reimbursements to the Advisor and its affiliates, see Note 5.

Acquisition Costs

Acquisition costs include costs incurred to acquire assets. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2016, the Company believes it is in compliance with all applicable REIT requirements.

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

Reportable Segment

The Company expects it will have two reportable segments, with activities related to owning and operating multifamily real estate properties and originating preferred equity investments in multifamily real estate properties. The Company’s investments in real estate will generate rental income and other income through the operation of the properties and interest income from the preferred equity investments, which will comprise most of the total revenue. The Company will organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives.

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

Per Share Data

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 related to the Offering, as described above, and therefore, the Company had no operating activities or earnings/(loss) per share before August 12, 2015. On March 24, 2016, the Company broke escrow in the Offering, enabling it to commence material operations and reimburse the Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings/(loss) per share for the three months ended March 31, 2016. Basic earnings/(loss) per share is computed by dividing net income or loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings/(loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. For the three months ended March 31, 2016, the Company incurred a loss per share of $4.07.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period. Therefore, we intend to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption being permitted. The Company will implement the provisions of ASU 2014-15 as of January 1, 2017, and does not expect the new standard to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company implemented the provisions of ASU 2015-01 as of January 1, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASU 2015-02 also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company implemented the provisions of ASU 2015-02 as of January 1, 2016.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (“ASU 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017. The Company will implement the provisions of ASU 2016-01 as of January 1, 2018. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

3. Stockholders’ Equity

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

During the three months ended March 31, 2016, the Company accepted investors’ subscriptions for and issued 217,391 shares of the Company’s Class A common stock in the Offering, resulting in gross offering proceeds of $2,000,000, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. During the three months ended March 31, 2016, the Company recognized offering costs of $7,250, which consisted of charges of the Company’s escrow agent.

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

On March 24, 2016, upon satisfying the Minimum Offering Requirement, the Company granted 3,000 restricted shares of its Class A common stock to each of its two independent directors pursuant to the Company’s restricted share plan (see Note 6) at a fair value of $10.00 per share. The shares of restricted Class A common stock vest in equal amounts annually over a four-year period following the first anniversary of the date of grant in increments of 25% per annum. An additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s independent directors upon each reelection to the Board.

Included in corporate general and administrative expenses on the accompanying consolidated statements of operations for the three months ended March 31, 2016 is $330 of compensation expense related to the grant of 6,000 restricted shares of Class A common stock to the Company’s independent directors. The weighted average remaining term of the restricted Class A common is 3.98 years as of March 31, 2016.

Subsequent to the period covered by this quarterly report, the stockholders unanimously re-elected the Company’s directors to the Board to serve one-year terms beginning on May 16, 2016. At such time, an additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s two independent directors under the Company’s restricted share plan (see Note 11).

Preferred Stock

Under the Amended and Restated Articles of Incorporation, the total number of shares of preferred stock authorized for issuance is 10,000,000. As of the date of these consolidated financial statements, no shares of preferred stock have been issued.

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

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Board has adopted a share repurchase program that will enable stockholders the opportunity to potentially sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither our sponsor, Highland Capital Management, L.P. (“the Sponsor”), the Advisor, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or qualifying disability (as determined by the applicable governmental agency), of a stockholder.

Repurchases of shares, when requested, are at the Company’s sole discretion and generally are expected to be made quarterly until the NAV pricing date. Prior to the NAV pricing date, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from proceeds the Company maintains from the sale of shares under the DRIP and other operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose. The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. Generally, the Company will pay repurchase proceeds, less any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be the Company’s then-current per share NAV.

Until the NAV pricing date, except with respect to repurchases sought within one year of a stockholder’s death or qualifying disability (as determined by the applicable governmental agency), common stockholders must hold their shares for at least one year in order to participate in the share repurchase program.

Prior to the time the Advisor begins calculating NAV, the price per share that the Company will pay to repurchase shares of its common stock will be as follows:

•	for stockholders who have continuously held their shares of common stock for at least one year, the price will be the lower of $9.25 and 92.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of common stock for at least two years, the price will be the lower of $9.50 and 95.0% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of common stock for at least three years, the price will be the lower of $9.75 and 97.5% of the amount paid for each such share;
•	for stockholders who have continuously held their shares of common stock for at least four years, the price will be the lower of $10.00 and 100% of the amount paid for each such share;

in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.

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

Real estate acquisitions and preferred equity originations

As of March 31, 2016, the Company had not acquired any assets (see Note 11). Upon acquisition of a property, the land, buildings, building improvements, furniture, fixtures and equipment, and intangible lease assets will be recognized based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt will be recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments will be recorded at the value invested by the Company at the date of origination.

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

The Company’s objectives in using interest rate derivatives will be to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate caps on floating rate debt as part of its interest rate risk management strategy where it feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The rate caps will generally have terms ranging from 3-4 years.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges will be recorded in accumulated other comprehensive income/loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives will be recognized directly in earnings.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships will be recorded directly in earnings.

Other financial instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts payable and other accrued liabilities and due to affiliates. The Company considers the carrying value of cash and cash equivalents and accounts payable and other accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

5. Related Party Transactions

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Offering. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is

obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s assets and for other services (including, but not limited to, the disposition of assets). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering expenses incurred by the Advisor and its affiliates on behalf of the Company. The Company may be obligated to reimburse the Advisor or its affiliates for acquisition and due diligence expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

Advisory Agreement

On August 10, 2015, the Company entered into the Advisory Agreement. Pursuant to the terms of the Advisory Agreement, the Company may pay the Advisor the fees described below:

Asset Management Fee

The Company will pay the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee will be calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three months ended March 31, 2016, the Company did not incur any asset management fees.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.  For the three months ended March 31, 2016, the Company did not incur any acquisition fees.

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of our escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to March 31, 2016, the Advisor and its affiliates incurred organization and offering expenses of $1,865,454. Subsequent to receiving $2.0 million in gross proceeds in the Offering and breaking escrow on March 24, 2016, the Company recognized $14,750 in organization expenses and $7,250 in offering costs for the three months ended March 31, 2016, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of $1,843,454 have not been accrued on our consolidated balance sheet as of March 31, 2016, but may be reimbursable to the Advisor and its affiliates in the future, subject to the limitations described herein.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through March 31, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$2,200,000	100.00%
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$22,000	1.00%

Organization and offering expenses recorded:
Offering costs paid	$7,250	0.33%
Organization expenses reimbursement accrual	14,750	0.67%
Total organization and offering expenses recorded by the Company	$22,000	1.00%

The amount of deferred organization and offering expenses as of March 31, 2016 is as follows:

As of March 31, 2016
Offering costs deferred	$1,700,497
Organization expenses deferred	142,957
Total organization and offering expenses deferred	$1,843,454

The Advisor and its affiliates have incurred total organization expenses of $157,707 from November 12, 2013 (inception) through March 31, 2016, of which $14,750 was recognized on the consolidated statement of operations for the three months ended March 31, 2016. The remaining $142,957 is deferred and may be reimbursable, subject to the limitations described above.

The Advisor and its affiliates have incurred total offering costs related to the Offering of $1,707,747 from November 12, 2013 (inception) through March 31, 2016, of which $7,250 was recognized on the consolidated balance sheet as of March 31, 2016. The remaining $1,700,497 is deferred and may be reimbursable, subject to the limitations described above.

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment.

Operating Expenses

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition or disposition expenses, real estate commissions or asset management fees. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers. Notwithstanding the foregoing, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the three months ended March 31, 2016, the Advisor and its affiliates incurred operating expenses of $5,868, which exceeded the 2%/25% Guidelines by $5,868. On May 11, 2016, the Company’s independent directors determined that the Excess Amount of operating expenses incurred by the Advisor and its affiliates for the three months ended March 31, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company did not have any real estate assets as of March 31, 2016 and only commenced material operations on March 24, 2016. These costs are included in due to affiliates on the accompanying consolidated balance sheet as of March 31, 2016.

Disposition Fee

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

Subordinated Participation in Net Sales Proceeds

The Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors (the “Subordinated Participation in Net Sales Proceeds”).

Subordinated Incentive Listing Distribution

If the Company lists its shares on a national securities exchange, the Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors (the “Subordinated Incentive Listing Distribution”). Neither the Advisor nor any of its affiliates can earn both the Subordinated Participation in Net Sales Proceeds and the Subordinated Incentive Listing Distribution.

Subordinated Distribution Upon Termination of the Advisory Agreement

Upon termination or non-renewal of the Advisory Agreement with or without cause, the Advisor (in its capacity as special limited partner of the OP), will be entitled to receive distributions from the OP equal to 15.0% of the amount, if any, by which (i) the sum of the appraised value of the Company’s assets, plus the total distributions paid to stockholders from the Company’s inception through the termination date of the Advisory Agreement, less any amounts distributable as of the termination date of the Advisory Agreement to the limited partners of the OP, who receive partnership units, exceeds (ii) the aggregate capital contributed by investors, less the portion of any distribution that is attributable to net sales proceeds and by any amounts paid by the Company to repurchase shares, plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors (the “Subordinated Distribution Upon Termination”). The Subordinated Distribution Upon Termination shall not be paid until after the Company’s stockholders have received distributions, in the aggregate, of a full return of capital raised from stockholders (less amounts paid to repurchase shares of the Company’s common stock pursuant to the Company’s share repurchase program) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the shares of the Company’s common stock, as adjusted for distribution of net sale proceeds. The OP may satisfy the obligation to pay the Subordinated Distribution Upon Termination by either paying cash or issuing a non-interest bearing promissory note that will be repaid from the net sale proceeds of each sale after the date of the termination. If the promissory note is issued and not paid within five years of the termination date, then the Advisor, its successors or assigns, may elect to convert the balance of the fee into shares of the Company’s common stock.

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed.

Dealer Manager Agreement

The Dealer Manager, an entity under common ownership with the Advisor, serves as the dealer manager of the Offering. The Dealer Manager and Advisor are related parties and will receive fees, distributions and other compensation for services related to the Offering and the investment and management of the Company’s assets. The Advisor will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages, as more fully described above. The Dealer Manager will receive fees during the offering stage, and as it relates to the distribution fee paid on outstanding Class T shares, the Dealer Manager may continue to receive compensation after the offering stage.

As of March 31, 2016, the Company had sold approximately 217,391 shares of Class A common stock in the Offering to an affiliate for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. In connection with the Company’s incorporation and prior to the effectiveness of the Offering, the Company sold 22,223 shares of its common stock to the Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock.

Pursuant to the terms of the Dealer Manager Agreement, the Company may pay the Dealer Manager the fees described below:

Selling Commissions

The Company will pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A Shares and up to 3.0% of gross offering proceeds from the sale of Class T Shares. The amount of selling commissions paid on the sale of Class A Shares and Class T Shares may be lower than the aforementioned percentages due to certain volume discounts. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. The Company will pay a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A Shares and Class T Shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. The Company will not pay dealer manager fees in connection with purchases of shares made pursuant to the DRIP. Additionally, the selling commissions and dealer manager fee may be waived in connection with certain categories of sales.

Distribution Fees

With respect to Class T Shares that are sold in the Offering, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share or, once reported, the NAV for the Class T shares on a continuous basis from year to year, but only on shares purchased through the Offering. The Company will continue paying distribution fees with respect to Class T Shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T Shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the Offering, or (iii) such Class T Shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T Shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A Shares.

6. Restricted Share Plan

The Company has adopted a restricted share plan to:

•

furnish incentives to individuals and entities chosen to receive restricted shares of the Company’s Class A common stock because they are considered capable of improving the Company’s operations and increasing profits;

•	encourage selected persons to accept or continue employment with the Advisor and its affiliates; and
•	increase the interest of the Company’s employees, officers and directors in the Company’s welfare through their participation in the growth in the value of shares of the Company’s common stock.

The Company’s restricted share plan is administered by the Board. Upon the initial release from escrow of the Minimum Offering Requirement on March 24, 2016, each independent director received a grant of 3,000 restricted shares of the Company’s Class A common stock. Restricted shares of Class A common stock issued to independent directors vests in equal amounts annually over a four-year period. An additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s independent directors upon each reelection to the Board.

Subsequent to the period covered by this quarterly report, the stockholders unanimously re-elected the Company’s directors to the Board to serve one-year terms beginning on May 16, 2016. At such time, an additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s two independent directors under the Company’s restricted share plan (see Note 11).

7. Distributions

The Company will distribute cash flow from operations on a monthly basis, in amounts determined by the Board. As of March 31, 2016, the Board had not declared a distribution.

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

9. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2016, the Company had not entered into any commitments with any parties.

Contingencies

In the normal course of business, the Company may become subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of any such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the balance sheet of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company. Additionally, subject to the limitations on reimbursements to the Advisor and its affiliates of organization and offering expenses and operating and administrative expenses paid on the Company’s behalf, the Company may owe the Advisor or its affiliates payments in the future.

10. Pro Forma Financial Information

The Company had not acquired any assets as of March 31, 2016. Subsequent to March 31, 2016, the Company acquired one multifamily property and one preferred equity investment in a multifamily property on April 7, 2016 (see Note 11). The following unaudited pro forma information for the three months ended March 31, 2016 and 2015 has been provided to give effect to the investments as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these investments occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes the consolidated pro forma results of operations of the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Actual:
Total revenues	$—	$—
Net loss	(169,085)	—
Loss per Class A share - basic and diluted (see Note 2)	(4.07)	—

Pro forma:
Total revenues	1,109,581	1,068,510
Net loss	(5,183)	(540,301)
Loss per Class A share - basic and diluted (see Note 2)	(0.20)	(12.43)

The pro forma information includes adjustments for actual revenues and expenses recorded on the accompanying consolidated statements of operations. Net loss has been adjusted as follows: (1) asset management fees have been added to include the investments on a pro forma basis; and (2) interest expense has been added to reflect the additional interest expense that would have been charged on the Company’s revolving credit facility had the Company drawn on the facility on January 1, 2015 under the same financing arrangements as existed as of the acquisition date (see Note 11).

11. Subsequent Events

Status of Our Offering

On April 7, 2016, the Company entered into a contribution agreement with the Sponsor and the OP. Pursuant to the contribution agreement, the Company issued approximately 434,782 shares of its Class A common stock to the Sponsor (see “Acquisition of Estates on Maryland” below).

As of May 12, 2016, we had sold approximately 217,391 shares of Class A common stock in our initial public offering for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale.

As of May 12, 2016, the Company had issued approximately 674,397 shares of Class A common stock.

Reelection of the Company’s Board of Directors

On March 24, 2016, the Board nominated each of the Company’s directors for re-election to the Board for a one-year term expiring in 2017. On April 26, 2016, the Company received consent from its stockholders to re-elect the directors to the Board for a one-year term expiring in 2017. The Company filed a definitive information statement (the “Information Statement”) pursuant to Regulation 14C of the Exchange Act. Pursuant to Regulation 14C, the subsequent one-year term of office for the directors will not go into effect until 20 calendar days after the Company sent the Information Statement to its stockholders, or May 16, 2016. On May 16, 2016, when the re-election of the directors to the Board becomes effective, an additional 3,000 restricted shares of the Company’s Class A common stock will automatically be granted to each of the Company’s two independent directors under the Company’s restricted share plan.

Acquisition of Estates on Maryland

On April 7, 2016, the Company entered into a contribution agreement (the “Estates Contribution Agreement”) with Highland Capital Management, L.P. (the “Sponsor”) and the OP. Pursuant to the Estates Contribution Agreement, the Sponsor transferred its 100% interest in the Estates on Maryland Holdco, LLC (“Estates Holdco”) to the Company (the “Estates Acquisition”). The Sponsor was the sole Member and Manager of Estates Holdco. Estates Holdco owns a 95% interest in Estates on Maryland, LLC (the “Estates”). The remaining 5% interest in Estates is owned by an affiliate of BH Management Services, LLC, the property manager of the underlying property. Estates previously purchased The Estates on Maryland, a Class A gated multifamily property located in Phoenix, Arizona (the “Estates Property”), through its wholly owned subsidiary Estates on Maryland Owners, LLC, for approximately $41,655,842. The Estates Property is Estates’ sole asset. The Estates Property is subject to a mortgage, dated August 5, 2015, by and between the Estates on Maryland Owners, LLC and Freddie Mac as lender, in the amount of $26,919,000. The value of the Estates Holdco interest (the asset contributed to the Company) is approximately $39,573,050 (the “Estates Holdco Interest”).

In exchange for the Estates Holdco Interest, the Sponsor received 434,782.61 shares of the Company’s Class A common stock, $0.01 par value, at a value of $9.20 per share, reflecting the public offering price net of selling commissions and the dealer manager fee. The Sponsor had pledged 50% of its Estates Holdco Interest to KeyBank National Association (“KeyBank”) as collateral for a loan in the amount of $10,000,000, dated August 5, 2015, by and between the Sponsor, the lenders thereto and KeyBank as lender (the “Estates Bridge Loan”). The Company paid down $2,000,000 of the Estates Bridge Loan on the same day as the Estates Acquisition. Further pursuant to the Estates Contribution Agreement, the Company then transferred its newly acquired Estates Holdco Interest to the OP in exchange for 434,782.61 partnership units.

In connection with the Estates Acquisition, the Company incurred acquisition fees payable to the Advisor in the amount of 1% of the Estates Holdco Interest, equal to approximately $395,731, pursuant to the Advisory Agreement. The Company’s independent directors unanimously approved the Estates Acquisition and the incurrence of acquisition fees payable to the Advisor. The Estates Acquisition was contributed to the Company at a cost equal to the Sponsor’s original cost paid at closing on August 5, 2015.

The Estates Property was constructed in 2001, consists of 330 units or approximately 324,431 square feet of space and is situated on 11.66 acres of land. The Estates Property has amenities, including but not limited to, two swimming pools with resort style sundecks, a 24-hour state of the art fitness center, outdoor barbecue and picnic area, multimedia theater, internet café, detached garages and additional covered parking. As of March 31, 2016, the Estates Property was 94.2% occupied and was achieving average monthly rents of $930 per unit.

Revolving Credit Agreement

Concurrent with the Estates Acquisition, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15,000,000 with KeyBank as administrative agent and lender (the “Key Revolver”), and the OP immediately used $8,000,000 of the Key Revolver to pay the full balance of the remaining balance of the Estates Bridge Loan. The Key Revolver has a one-year term that matures on April 7, 2017 and the loans under the Key Revolver may be prepaid at any time, without penalty.

In connection with the Key Revolver, the Company provided a guaranty to KeyBank and pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Key Revolver. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Key Revolver, including 50% of its Estates Holdco Interest and 50% of its Nashville Interest (as defined below). In addition, an affiliate of the Sponsor pledged equity securities to KeyBank as collateral for the Key Revolver, and another affiliate of the Sponsor guaranteed the Key Revolver.

Acquisition of Bell Midtown Preferred Equity Investment

On April 7, 2016, the Company, through the OP, acquired the Nashville Preferred Equity (defined below) by purchasing the 100% interest (the “Nashville Interest”) in Nashville RE Holdings, LLC (“Nashville”) for $6,000,000 pursuant to a purchase and sale agreement (the “Nashville Purchase and Sale Agreement”) from an entity that is owned by affiliates of, and managed by, the Sponsor (“Nashville Affiliate”). The Company paid for the Nashville Interest using $6,000,000 of funds borrowed from the Key Revolver.

WW Olympus Midtown LP (“Midtown”) previously purchased Bell Midtown, a multifamily property located in Nashville, Tennessee (the “Bell Property”) with debt, equity and preferred equity for $37,400,000. The Bell Property is Midtown’s sole asset. Nashville previously purchased a 16% preferred equity interest in Midtown by investing $6,000,000 into Midtown in exchange for preferred limited partner interests (the “Nashville Preferred Equity”) with a minimum monthly preferred return of 8% annualized and an additional preferred return of 4% annualized, which accrues monthly on a compounding basis (the “Nashville Preferred Return”). The Company paid the Nashville Affiliate the pro rata portion of the accrued Nashville Preferred Return for the period of time the Nashville Affiliate owned the Nashville Preferred Equity in the month of April through the date of closing, equal to $13,808.

The Bell Property is a Class A multifamily property constructed in 2010, consisting of 170 units or approximately 131,912 square feet of rentable space and is situated on 1.89 acres of land. The Bell Property consists of two four-story buildings connected by a sky bridge and offers amenities such as: media lounge with billiards, Zen inspired garden, 24-hour sky bridge fitness studio, electronic building access, “green room” for recycling, 24-hour emergency maintenance, parking garage and valet dry cleaning service. As of March 31, 2016, the Bell Property was 92.9% occupied and was achieving average monthly rents of approximately $1,531 per unit.

As a result of the debt assumed in the Estates Acquisition and the debt added from the acquisition of the Nashville Preferred Equity, borrowings of the Company exceeded 300% of its total “net assets” (as defined in the Company’s charter in accordance with the NASAA REIT Guidelines) (the “Leverage Limit”). On April 6, 2016, and again on May 11, 2016, a majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit.

Summary of Acquisitions

A summary of the acquisitions is below:

Property	Acquisition Date	Seller (1)	Purchase Price (2)	Debt (3)	Compensation to Affiliates (4)	Effective Ownership
Estates on Maryland	April 7, 2016	Highland Capital Management, L.P.	$39,573,050	$25,573,050	$395,731	95%
(1)	The Company acquired the Estates Holdco Interest from the Sponsor, which was encumbered by the Estates Bridge Loan. The Company is now the sole Member and Manager of Estates Holdco.
(2)

Purchase price is equivalent to 95% of the purchase price of the Estates Property, which represents the Company’s ownership percentage and does not include acquisition fees paid by the Company, which were approximately 1% of the contract purchase price.

(3)

The Company assumed 95% of a nonrecourse $26,919,000 full term interest-only floating rate first mortgage, in the amount of $25,573,050, on Estates. The interest rate on the loan is equal to one-month LIBOR plus 1.90%. The loan was originally issued on August 5, 2015 and matures on September 1, 2020. Upon assumption of the loan, the Company assumed an interest rate cap that caps the maximum rate at 6.00%. The loan can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.00% of the unpaid principal balance and at par during the last three months of the term.

(4)	Amount includes fees payable to the Advisor for acquisition fees in connection with the Estates Acquisition.

Property	Acquisition Date	Seller	Purchase Price	Compensation to Affiliates
Bell Midtown	April 7, 2016	(1)	$6,000,000	$—
(1)	The Company acquired the Nashville Preferred Equity by purchasing the Nashville Interest from the Nashville Affiliate.

Company Name Change

On April 12, 2016, the Company amended its Articles of Amendment and Restatement to change the Company’s name from NexPoint Multifamily Realty Trust, Inc. to NexPoint Multifamily Capital Trust, Inc. The name change was made in order to better reflect the Company’s updated investment strategy (as described below).

Updated Investment Strategy

On April 6, 2016, in connection with the name change, the Board approved an updated investment strategy that will allow the Company to utilize a tactical investment approach to allocate capital based on changes in the real estate cycle. Proceeds raised in the Offering will be allocated primarily to a combination of direct and preferred equity investments in Class A multifamily properties. The preferred equity investments will be structured to include debt-like features, although they are equity investments, with fixed payments, covenants, and secured by ownership in an entity that owns the underlying real estate assets. Additionally, the Company’s preferred equity investments will provide the Company, under certain circumstances, rights to remove the managing member of the entities that own the underlying real estate assets in order to preserve the value and achieve the desired returns of the Company’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Capital Trust, Inc. (f/k/a NexPoint Multifamily Realty Trust, Inc.), a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to its subsidiaries.

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

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our registration statement on Form S-11 (our “Registration Statement”), as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) (Registration No. 333-200221). We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a real estate investment trust (“REIT”). We intend to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. To the extent practical, we may implement a modest value-add component on “core-plus” properties that will consist, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program will be implemented at the direction and supervision of our advisor.

We may seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. This strategy would be designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

On August 12, 2015, the SEC declared effective our Registration Statement to offer a maximum of up to $1.0 billion in shares of common stock in our primary offering (the “Offering”) and up to $100 million in shares pursuant to our distribution reinvestment plan (“DRIP”). We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.35 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100 million in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $8.88 per Class T share, which is 95% of the primary offering price.

NexPoint Real Estate Advisors II, L.P. (the “Advisor”) is our advisor. Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. The Advisor and its personnel have no obligation to, but may present us with investment opportunities with a purchase price of less than $10.0 million. The Advisor’s investment committee may purchase on our account, without specific prior approval of our board of directors (the “Board”), assets with a purchase price of $15.0 million or less, so long as the investment in the asset would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets. Any investment with a purchase price greater than $15.0 million or that, if consummated, would violate our investment guidelines or any restrictions on indebtedness, requires the approval of the Board, including approval by a majority of the independent directors.

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of March 31, 2016, we had sold approximately 217,391 shares of Class A common stock in our Offering to an affiliate for gross proceeds of $2.0 million, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. In connection with our incorporation and prior to the effectiveness of the Offering, we sold 22,223 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, or $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock on a continuous basis until August 12, 2017, unless extended. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

Substantially all of our assets will be held by the OP. We are the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution, however, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors. The OP will be deemed to have simultaneously paid the costs associated with the Offering. If the OP requires additional funds at any time in excess of capital contributions made by us or from borrowing, we will borrow funds from a financial institution or other lender and lend such funds to the OP on the same terms and conditions as would be applicable to our borrowing of such funds. The limited partnership agreement of the OP provides that the OP will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the OP being taxed as a corporation. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we are organized and operate in such a manner so as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Results of Operations

Overview

As of March 31, 2016, we have not acquired any real estate assets or originated any preferred equity investments (see Note 11 to our consolidated financial statements). However, as of March 31, 2016, we have accepted subscriptions of $2.2 million, broken escrow and have commenced material operations. Because we have not acquired any assets, we are not aware of any known trends or uncertainties material to our proposed operations, other than national economic conditions affecting real estate generally, which may reasonably be anticipated to have a material impact on the capital resources and the revenue to be derived from the operation of our future assets.

The expenses incurred for the three months ended March 31, 2016 are primarily related to corporate general and administrative expenses, such as Board fees, directors and officers liability insurance and audit fees, as well as organization expenses reimbursable to the Advisor. Our results of operations for the three months ended March 31, 2016 and 2015 are not indicative of those expected in future periods. As we continue to raise capital, we will make acquisitions of real estate, originate preferred equity investments, and increase our borrowings, which will have a significant impact on our future results of operations.

Non-GAAP Measurements

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably overtime, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues and interest income, net proceeds on the sale of the property, and any other ancillary cash flows at an individual asset or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from an asset, including estimated future net rental and lease revenues and interest income, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate and real estate-related investments under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and preferred equity investments are originated, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and originating our preferred equity investments and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the Offering has been completed and our properties have been acquired and our preferred equity investments have been originated. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after the Offering and acquisitions and originations are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition and origination activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and properties have been acquired and preferred equity investments have been originated, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired and preferred equity investments are originated.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which assets are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other assets are generated to cover the purchase price of the asset, these fees and expenses and other costs related to such asset. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which assets are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. As disclosed elsewhere in this quarterly report, the purchase of properties and origination of preferred equity investments, and the corresponding expenses associated with those processes, are key operational features of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the Advisor if there are no further proceeds from the sale of shares in the Offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of the Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties and preferred equity investments. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

Liquidity and Capital Resources

Our principal demands for funds will be for property acquisitions and preferred equity originations, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on any outstanding indebtedness. Generally, cash needs for items other than acquisitions and originations will be met from operations, and cash needs for acquisitions and originations will be funded by our public offering of shares and debt. However, there may be a delay between the sale of our shares and our acquisitions and originations, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result, we may increase leverage above our targeted level on a temporary basis in order to make current investments and then use proceeds from fundraising to lower the leverage. Over time, as we become established and the fundraising effort begins to scale, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our preferred equity investments. Over the long term, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets.

The Advisor will evaluate potential investments and engage in negotiations with sellers and lenders on our behalf. After a purchase contract is executed that contains specific terms, the investment will not be made until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed investment will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than investments we intend to make. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and redemption of preferred equity investments and undistributed modified funds from operations, or MFFO, which is a non-GAAP financial measure. If necessary, we may use financings or other sources of capital in case of unforeseen significant capital expenditures. We have not identified any sources of such financing.

Cash Flows

The following table presents selected data from the Company’s consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$—	$—
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,992,750	—
Net increase in cash	1,992,750	—
Cash, beginning of period	200,000	200,000
Cash, end of period	$2,192,750	$200,000

The changes in the Company’s overall cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2016 as compared to the cash flows for the three months ended March 31, 2015 primarily relate to the Company receiving proceeds from the Offering of $1,992,750, net of offering costs of $7,250, for the three months ended March 31, 2016.

Cash Flows from Operating Activities

We had not yet acquired any real estate assets as of March 31, 2016. During the three months ended March 31, 2016 and 2015, net cash from operating activities was $0.

Cash Flows Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of properties and originations of preferred equity investments. During the three months ended March 31, 2016 and 2015, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from the Offering, net of offering costs paid, distributions paid to our stockholders, and the issuance of notes payable. During the three months ended March 31, 2016, net cash provided by financing activities was $1,992,750, which related to a sale of 217,391 shares of our Class A common stock in the Offering. During the three months ended March 31, 2015, net cash provided by financing activities was $0.

Obligations and Commitments

As of March 31, 2016, we had no outstanding obligations or commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Income Taxes

We anticipate that we will elect to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

Distributions

There were no distributions declared or paid during the three months ended March 31, 2016.

When we have sufficient cash flow available to pay distributions, we intend to pay monthly distributions to our stockholders. As of the date of this quarterly report, we had no real estate assets. We will not make any real estate investments until we identify investment opportunities and raise sufficient capital pursuant to the Offering to do so. We cannot predict when we will begin to generate sufficient cash flow from these investments to pay distributions as a result of such investments. Because all of our operations will be performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

In addition, the fees, distributions and reimbursements payable to the Advisor or its affiliates depend on various factors, including the assets we acquire, indebtedness incurred, and sales prices of assets sold, and therefore cannot be quantified or reserved for until such fees have been earned. We are required to pay these amounts to the Advisor or its affiliates regardless of the amount of cash we distribute to our stockholders and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates and the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering expenses, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 5 to our consolidated financial statements for a discussion of the various related-party transactions, agreements and fees.

Inflation

Consistent with the multifamily property focus, we anticipate that the leases we enter into for multifamily apartment homes will be for a term of one year or less. These terms provide us with maximum flexibility to implement rental increases when the market will bear such increases and may provide us with a hedge against inflation.

Valuation Guidelines; Calculation of NAV

Pursuant to rules recently promulgated by FINRA effective as of April 11, 2016, since we have not yet disclosed an estimated NAV per share, our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until a date no later than 150 days following March 24, 2018, the second anniversary of the date we broke escrow in the Offering. Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds our stockholders would receive upon liquidation or upon the sale of their shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. The NAV will be calculated on a company-wide basis, with any adjustments to Class A or Class T shares made subsequent to such company-wide calculation. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until the Board determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price to reflect the estimated per share NAV.

Prior to March 24, 2018, which is 150 days following the second anniversary of the date we broke escrow in the Offering (or earlier if the Board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year-end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by the Board based on the input of the Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated asset disposition costs (including estimates of fees payable to the Advisor and its affiliates), and our other net assets and liabilities. In general, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had no real estate assets as of March 31, 2016. When we acquire real estate assets, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness. As of March 31, 2016, we had no indebtedness.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report on Form 10-Q was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under the “Risk Factors” section of our Annual Report on Form 10-K (the “Form 10-K”) risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Form 10-K and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act. Upon the initial release from escrow of the minimum offering amount, which occurred on March 24, 2016, we granted an aggregate of 6,000 restricted Class A shares under our restricted share plan to our independent directors. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds

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

As of March 31, 2016, we had received gross proceeds of $2.0 million and sold 217,391 shares of Class A common stock, or $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. In connection with raising the minimum offering amount and breaking escrow, we had recorded $14,750 of organization expenses and $7,250 of offering costs for the three months ended March 31, 2016 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from the Offering to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. We may also seek to invest in multifamily housing debt and mezzanine debt, and common and preferred stock of both publicly traded and private real estate companies. As of March 31, 2016, we had not acquired any real estate assets with the proceeds of the Offering.

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

3.2

Articles of Amendment of NexPoint Multifamily Realty Trust, Inc., filed April 12, 2016 (included as Exhibit 3.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

3.3

Bylaws of NexPoint Multifamily Realty Trust, Inc. (included as Exhibit 3.2 to the initial public filing of the Registration Statement on Form S-11 (File No. 333-200221) filed on November 14, 2014 and incorporated herein by reference).

10.1

Contribution Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Multifamily Operating Partnership, L.P. and Highland Capital Management, L.P., dated April 7, 2016 (Exhibit B and Exhibit C omitted) (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.2

Guaranty by NexPoint Multifamily Realty Trust, Inc., in favor of KeyBank National Association, in its capacity as Administrative Agent for the Lenders under that certain Credit Agreement by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.3

Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.4

Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.5

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity interests) (included as Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.6

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.7

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.7 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.8

Purchase and Sale Agreement, by and among Cornerstone Healthcare Group Holding, Inc. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.9

Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank National Association as Lender and Administrative Agent, dated April 7, 2016 (included as Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL	Instance Document

101.SCH*	XBRL	Taxonomy Extension Schema Document

101.CAL*	XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL	Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL	Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: May 12, 2016	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: May 12, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)