Form 10-Q
period 2016-06-30
Nexpoint Multifamily Capital Trust, Inc.
filed 2016-08-12
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

N/A

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

As of August 8, 2016, the registrant had 681,223 shares of Class A common stock, $0.01 par value, outstanding and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

June 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	See Note 2
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $34,990 and $34,839, respectively)	34,990	34,839
Intangible lease assets (including from VIEs of $0 and $1,004, respectively)	—	1,004
Construction in progress (including from VIEs of $168 and $43, respectively)	168	43
Furniture, fixtures, and equipment (including from VIEs of $669 and $397, respectively)	669	397
Total Gross Operating Real Estate Investments	40,907	41,363
Accumulated depreciation and amortization (including from VIEs of $1,192 and $1,328, respectively)	(1,192)	(1,328)
Total Net Operating Real Estate Investments	39,715	40,035
Cash and cash equivalents (including from VIEs of $686 and $401, respectively)	785	601
Restricted cash (including from VIEs of $114 and $368, respectively)	114	368
Accounts receivable (including from VIEs of $22 and $16, respectively)	119	25
Prepaid and other assets (including from VIEs of $52 and $32, respectively)	52	32
Preferred equity investment	6,000	—
TOTAL ASSETS	$46,785	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,721 and $26,697, respectively)	26,721	26,697
Credit facility, net	14,018	10,000
Accounts payable and other accrued liabilities (including from VIEs of $220 and $108, respectively)	671	267
Accrued real estate taxes payable (including from VIEs of $195 and $179, respectively)	195	179
Accrued interest payable (including from VIEs of $52 and $50, respectively)	52	50
Security deposit liability (including from VIEs of $68 and $72, respectively)	68	72
Prepaid rents (including from VIEs of $73 and $30, respectively)	73	30
Due to affiliates	400	667
Total Liabilities	42,198	37,962
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 674,669 and 457,006 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7	5
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	6,571	4,195
Accumulated deficit	(2,629)	(1,764)
Accumulated other comprehensive loss	(24)	(18)
Noncontrolling interests	662	681
Total Stockholders' Equity	4,587	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,785	$41,061

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$869	$—	$1,711	$—
Other income	107	—	195	—
Total revenues	976	—	1,906	—
Expenses
Property operating expenses	243	—	439	—
Real estate taxes and insurance	111	—	224	—
Property management fees (related party)	30	—	58	—
Asset management fees (related party)	82	—	82	—
Corporate general and administrative expenses	376	—	531	—
Organization expenses	—	—	15	—
Property general and administrative expenses	42	—	76	—
Depreciation and amortization	345	—	868	—
Total expenses	1,229	—	2,293	—
Operating loss	(253)	—	(387)	—
Interest expense	(368)	—	(650)	—
Equity in income of preferred equity investment	166	—	166	—
Net loss	(455)	—	(871)	—
Net income (loss) attributable to noncontrolling interests	1	—	(6)	—
Net loss attributable to common stockholders	$(456)	$—	$(865)	$—
Other comprehensive loss
Net losses related to interest rate cap valuations	(2)	—	(6)	—
Total comprehensive loss	(457)	—	(877)	—
Comprehensive income (loss) attributable to noncontrolling interests	1	—	(6)	—
Comprehensive loss attributable to common stockholders	$(458)	$—	$(871)	$—

Weighted average Class A shares outstanding - basic and diluted (see Note 2)	674	22	575	22
Loss per Class A share - basic and diluted (see Note 2)	$(0.68)	$—	$(1.50)	$—

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balances, December 31, 2015 (see Note 2)	—	$—	457	$5	—	$—	$4,195	$(1,764)	$(18)	$681	$3,099
Issuance of Class A common stock			218	2			1,994	—	—	—	1,996
Amortization of stock-based compensation							6	—	—	—	6
Contribution by Advisor for operating expenses							376	—	—	—	376
Distributions / Dividends							—	—	—	(13)	(13)
Other comprehensive loss							—	—	(6)	—	(6)
Net loss							—	(865)	—	(6)	(871)
Balances, June 30, 2016	—	$—	675	$7	—	$—	$6,571	$(2,629)	$(24)	$662	$4,587

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(871)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	868	—
Equity in income of preferred equity investment	(166)	—
Distributions from unconsolidated real estate joint ventures	166	—
Amortization of deferred financing costs	64	—
Amortization of stock-based compensation	6	—
Noncash contribution by Advisor	376
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(94)	—
Prepaid and other assets	(64)	—
Restricted cash	26	—
Accounts payable and other accrued liabilities	296	—
Due to affiliates	(267)	—
Net cash provided by operating activities	340	—

Cash flows from investing activities
Preferred equity investment origination	(6,000)	—
Change in restricted cash	228	—
Additions to operating real estate investments	(383)	—
Net cash used in investing activities	(6,155)	—

Cash flows from financing activities
Credit facility proceeds received	14,136	—
Bridge loan payments	(10,000)	—
Proceeds from issuance of common stock	1,996	—
Deferred financing fees paid	(120)	—
Distributions to noncontrolling interests	(13)	—
Net cash provided by financing activities	5,999	—

Net increase in cash and cash equivalents	184	—
Cash and cash equivalents, beginning of period	601	200
Cash and cash equivalents, end of period	$785	$200

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$584	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	165	—
Change in fair value on hedging instruments designated as hedges	6	—

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (the “Company”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”). The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement dated August 10, 2015 (the “Advisory Agreement”). Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s assets. All assets may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Offering”), which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.35 per Class T share of common stock. The initial offering price for the shares sold in the DRIP is $9.50 per Class A share of common stock and $8.88 per Class T share of common stock. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (Registration No. 333-200221) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will provide its stockholders with an initial estimated net asset value (“NAV”) per share of each class of its common stock based on a valuation as of a date no later than 150 days from March 24, 2018, or the second anniversary of the date the Company broke escrow in the Offering, although the Company may provide an estimated NAV based on a valuation prior to such date. If the Company provides an estimated NAV on a date prior to the conclusion of the Offering (the “NAV pricing date”), the Company’s board of directors (the “Board”) may determine to modify the public offering price to reflect the estimated per share NAV.

Substantially all of the net proceeds of the Offering are used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of June 30, 2016, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of June 30, 2016, the Company had received a total of $2.2 million in cash proceeds.

On April 7, 2016, the Company acquired from Highland Capital Management, L.P., the Company’s sponsor (the “Sponsor”), the Sponsor’s indirect 95% interest (valued at approximately $39.6 million) in a 330-unit multifamily residential community located in Phoenix, Arizona, known as Estates on Maryland (“Estates”). The Sponsor contributed Estates to the Company at the original cost to the Sponsor of approximately $39.6 million in exchange for approximately 434,783 shares of the Company’s Class A common stock, $0.01 par value, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. The Company, pursuant to the agreement entered into for the acquisition of Estates (the “Contribution Agreement”), then transferred the acquired interests to the OP in exchange for approximately 434,783 partnership units in the OP.

As of June 30, 2016, the Company had issued 652,446 shares of Class A common stock in the Offering.

As the Company accepts subscriptions and issues shares of its common stock in the Offering, the Company will transfer substantially all of its acquired interests in investments to the OP as a contribution in exchange for partnership units and the Company’s percentage ownership in the OP will increase proportionately.

2. Summary of Significant Accounting Policies

Common Control

As the Sponsor owned greater than 50% of the voting ownership of both the Company and Estates prior to the contribution, the contribution of Estates by the Sponsor was accounted for as a combination of entities under common control; therefore, the Company accounted for the acquisition at historical cost in a manner similar to the pooling of interest method. Information included in the accompanying unaudited consolidated financial statements is presented as if Estates had been combined throughout the periods presented in which common control existed; the amounts included relating to Estates were determined in accordance with SEC regulations and guidance. As such, the acquisition of Estates by the Company was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date (see Note 8). Therefore, the accompanying unaudited consolidated financial statements are presented reflecting the acquisition of Estates as if it occurred on the Original Acquisition Date, rather than on April 7, 2016, the date on which the Company actually acquired Estates. The following table reflects the recasting adjustments, as presented herein, to the Company’s consolidated balance sheet as of December 31, 2015, as filed on Form 10-K with the SEC on March 25, 2016 (in thousands):

	December 31, 2015
	As Filed	Recasting Adjustments	As Presented
ASSETS
Net Operating Real Estate Investments	$—	$40,035	$40,035
Cash and cash equivalents	200	401	601
Other assets	—	425	425
TOTAL ASSETS	$200	$40,861	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net	—	26,697	26,697
Credit facility, net	—	10,000	10,000
Accounts payable and other accrued liabilities	65	533	598
Due to affiliates	272	395	667
Total Liabilities	337	37,625	37,962
Total Stockholders' Equity	(137)	3,236	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200	$40,861	$41,061

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The consolidated financial statements include the account of the Company and the OP and its subsidiaries. Because the Company is the sole general partner and a limited partner of the OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in the Company’s consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. The Company has one investment accounted for using the equity method of accounting that is reflected on the Company’s consolidated financial statements as “Preferred equity investment.” All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by FASB ASC 810, Consolidation (“FASB ASC 810”), and to assess whether the Company is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810.

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the current consolidation guidance affecting both the VIE and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The OP now meets the criteria as a VIE; the Company is the primary beneficiary; and, accordingly, the Company continues to consolidate the OP. Substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. All of the Company’s debt is an obligation of the OP.

In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the three months ended June 30, 2016.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments from unrelated third parties, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets. The purchase price allocation is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs.

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

Impairment

Real estate assets that are determined to be held and used will be reviewed periodically for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate asset, and provide for impairment if undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. For the periods ended June 30, 2016 and 2015, the Company did not record any impairment charges related to real estate assets.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Security deposits	$68	$72
Operating escrows	46	68
Renovation value-add reserves	—	228
	$114	$368

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $0.2 million and $0.2 million, are recorded as a deduction from mortgages payable on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. Deferred financing costs, net of amortization, of $0.1 million are recorded as a deduction from the debt related to the Company’s credit facility on the accompanying consolidated balance sheet as of June 30, 2016. The Company did not have any deferred financing costs related to its credit facility as of December 31, 2015. Amortization of deferred financing costs, of $0.1 million and $0.1 million, is included in interest expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016, respectively. The Company did not incur amortization of deferred financing costs for the three and six months ended June 30, 2015.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint venture in the multifamily property that the Company consolidates. The Company reports its joint venture partners’ interests in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Accounting for Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a VIE in accordance with FASB ASC 810, and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is a legal entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support, or (ii) equity holders that lack the characteristics of a controlling financial interest, or (iii) the voting rights of equity holders are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the legal entity and substantially all of the legal entity’s activities either involve or are conducted on behalf of the equity holder with disproportionally few voting rights. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the primary beneficiary. Variable interests in a VIE are contractual, ownership, or other financial interests that change with changes in the fair value of the VIE’s net assets. The Company assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If an entity in which the Company holds a joint venture interest qualifies as a VIE and the Company is determined to be the primary beneficiary, the joint venture is consolidated.

The following table represents the Company’s investments as of June 30, 2016 and December 31, 2015:

Property Name	Location	Year Acquired		Effective Ownership Percentage at June 30, 2016		Effective Ownership Percentage at December 31, 2015
Estates on Maryland	Phoenix, Arizona	2015	(1)	95%		95%
Bell Midtown	Nashville, Tennessee	2016		16%	(2)	—	(3)
(1)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

(2)

Ownership interest is a preferred equity interest, through Nashville RE Holdings, LLC, a wholly owned single-asset LLC, in WW Olympus Midtown LP; interest is accounted for under the equity method of accounting.

(3)	Preferred equity investment was originated in 2016; therefore, no ownership as of December 31, 2015.

In connection with its indirect equity investment in Estates, the Company, through the OP, directly holds a membership interest in a single-asset LLC that directly owns the property. This entity is deemed to be a VIE as the Company has disproportionate voting rights (in the form of substantive participating rights over all of the decisions that are made that most significantly affect economic performance) relative to the Company’s economic interests in the entity and substantially all of the activities of the entity are performed on the Company’s behalf. The Company is considered the primary beneficiary of the VIE as no single party meets both criteria to be the primary beneficiary, and the Company is the member of the related party group that has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Within the related party group, the Company is the most closely associated to the VIE based on the purpose and design of the entity, the size of its ownership interests relative to the other investors, and the rights the Company holds with respect to the other investors’ equity interests, including the Company’s ability to preclude any transfers of its interests and ability to drag them along on the sale of the Company’s equity interest. This VIE is consolidated in the Company’s financial statements. The assets of this VIE can only be used to settle obligations of this entity, and the creditor of this entity has no recourse to the assets of other entities or the Company.

The other investors in Estates are BH Equities, LLC (“BH Equity”) and an affiliate of BH Equity. When this VIE was formed, BH Equity and its affiliate invested cash in the VIE and received a proportional share of the VIE. This VIE has a non-recourse mortgage that has standard scope non-recourse carve outs required by agency lenders and calls for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. An affiliate of BH Equity provided a non-recourse carve out guarantee for the mortgage indebtedness currently outstanding relating to the VIE. In consideration of the guarantee provided by the affiliate of BH Equity, the affiliate will earn an additional profit interest in the VIE such that distributions will be made to the members of the VIE pro rata in proportion to their relative percentage interests until the members have received an internal rate of return equal to 13%. Then, the proportion of distributions changes to a predetermined allocation according to the agreement between the VIE and the affiliate of BH Equity.

In connection with its investment, through the OP, in Nashville RE Holdings, LLC, a wholly owned single-asset LLC, the Company holds a preferred equity interest in WW Olympus Midtown LP, which directly owns Bell Midtown, a 170-unit multifamily property located in Nashville, Tennessee. WW Olympus Midtown LP is deemed to be a VIE as it has equity investors that lack certain essential characteristics of a controlling financial interest. The Company’s interest is accounted for under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements. Summary financial information for the Company’s unconsolidated investment in Bell Midtown as of June 30, 2016 and for the three months ended June 30, 2016 is as follows:

June 30, 2016
(Unaudited)
Balance Sheet:
Real estate, net of depreciation	$36,767
Other assets	1,103
Total assets	$37,870
440
Mortgage payable	$25,078
Other liabilities	388
Total liabilities	25,466
Members' equity	12,404
Total liabilities and members' equity	$37,870

For the Three Months Ended June 30, 2016
Operating Statement:
Total revenues	$731
Operating expenses	325
Operating income	406
Interest expense	294
Depreciation expense	440
Net income	$(328)

Revenue Recognition

The Company’s primary operations consist of rental income earned from its residents under lease agreements with terms of typically one year or less. Rental income is recognized when earned. This policy effectively results in rental income recognition on the straight-line method over the related terms of the leases. Resident reimbursements and other income consist of charges billed to residents for utilities, carport and garage rental, pets, administrative, application and other fees and are recognized when earned.

Equity in Income

The Company recognizes equity in income earned on a stated investment return from preferred equity investments the Company originates. Equity in income on the Company’s preferred equity investments is recorded under the equity method of accounting. The Company does not accrue a receivable for its equity in income earned on its preferred equity investments if there is a reason to doubt the Company’s ability to collect such income.

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with the Advisory Agreement and the property management agreement, respectively (see Note 8).

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

Organization expenses, when recognized, are expensed by the Company on the accompanying consolidated statements of operations and comprehensive loss. Offering costs, when recognized, are treated as a reduction of the total proceeds. Until recognized, these expenses are deferred and will be paid to the Advisor and its affiliates from the proceeds of the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds.

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor and its affiliates, audit fees, legal fees, directors’ and officers’ liability insurance and Board fees. For more information on operating expenses and reimbursements to the Advisor and its affiliates, see Note 8.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2016, the Company believes it is in compliance with all applicable REIT requirements.

Acquisition Costs

Acquisition costs include costs incurred to acquire assets and are expensed upon acquisition. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Reportable Segment

The Company has two reportable segments, with activities related to owning and operating multifamily real estate properties and originating preferred equity investments in multifamily real estate properties. The Company’s investments in real estate generate rental income and other income through the operation of properties. The Company’s preferred equity investments earn equity in income on a stated investment return. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. For the three and six months ended June 30, 2016, the Company has not presented the operations and results of each of its two segments independently due to the fact that its preferred equity investment was acquired during the three months ended June 30, 2016, and therefore does not provide a meaningful presentation of the Company’s two reportable segments for the periods.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, an affiliate of our Advisor, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes an independent third party to perform the allocation of value analysis for each property acquisition and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Per Share Data

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 related to the Offering, as described above. The Company had no operating activities or earnings (loss) per share before August 12, 2015. In accordance with SEC regulations and guidance, the Company’s acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by the Company (through the issuance of the Company’s Class A common stock) was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although the Company did not begin material operations until March 24, 2016, the date the Company broke escrow in the Offering, enabling it to commence material operations and reimburse the

Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. For the three and six months ended June 30, 2016, the Company incurred a loss per share, on a basic and diluted basis, of $0.68 and $1.50, respectively.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company is in the process of evaluating the impact of the new standard on its current policies for revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods in fiscal years ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company will implement the provisions of ASU 2014-15 as of December 31, 2016. The Company has determined the new standard will not have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company implemented the provisions of ASU 2015-01 as of January 1, 2016, which did not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASU 2015-02 also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company implemented the provisions of ASU 2015-02 as of January 1, 2016, as more fully described in Note 2.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with

Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. ASU 2016-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will implement the provisions of ASU 2016-01 as of January 1, 2018. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

3. Acquisitions and Originations

As of June 30, 2016, through its consolidated and unconsolidated joint ventures, the Company has invested in a total of 2 multifamily properties. The following tables provide summary information regarding the Company’s operating and preferred equity investments, which are either consolidated or presented on the equity method of accounting.

Operating Property Acquisitions

Property Name	Rentable Square Footage	Number of Units	Date Acquired		Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2016 (2)	% Occupied as of December 31, 2015 (2)
Estates on Maryland	324,431	330	April 7, 2016	(3)	$932	92.4%	90.9%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

Preferred Equity Investment Acquisitions and Originations

Investment Name	Date Acquired	Amount of Investment	Current Pay Rate (1)	Accrued Pay Rate (1)
Bell Midtown	April 7, 2016	$6,000,000	8.0%	4.0%
(1)

Bell Midtown is a preferred equity investment with a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 4.0% annualized, which accrues monthly on a compounding basis if not paid. As of June 30, 2016, the borrower has elected to pay both the current and accrued pay rates monthly.

4. Operating Real Estate Investments

As of June 30, 2016, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$34,990	$—	$168	$669	$40,907
Accumulated depreciation and amortization	—	(1,066)	—	—	(126)	(1,192)
Total	$5,080	$33,924	$—	$168	$543	$39,715

As of December 31, 2015, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$34,839	$1,004	$43	$397	$41,363
Accumulated depreciation and amortization	—	(512)	(815)	—	(1)	(1,328)
Total	$5,080	$34,327	$189	$43	$396	$40,035

For the three and six months ended June 30, 2016, depreciation expense was $0.3 million and $0.7 million, respectively. The Company did not incur depreciation expense for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016, amortization expense related to the Company’s intangible lease assets was $0.0 million and $0.2 million, respectively. The Company did not incur amortization expense for the three and six months ended June 30, 2015. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2015 has been fully amortized and the assets and related accumulated amortization have been written-off as of June 30, 2016.

5. Debt

Mortgage Payable

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2016:

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	360	$26,919	2.37%	6.00%	8/4/2020
Deferred financing costs, net					(198)
					$26,721
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.
(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of June 30, 2016, was 0.4651%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 7).
(4)

Loan is full term interest-only and can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.0% of the unpaid principal balance and at par during the last three months of the term.

The mortgage is a non-recourse obligation subject to customary provisions. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2016, the Company believes it is in compliance with all provisions.

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and the OP immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank the Company assumed upon the acquisition of Estates. On April 7, 2016, the OP used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate its $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is payable in full on April 7, 2017, but is pre-payable at any time without penalty. The Credit Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, the Company provided a guaranty to KeyBank and pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Credit Facility, including 50% of its interest in Estates and 50% of its interest in Bell Midtown. In addition, an affiliate of the Sponsor pledged equity securities to KeyBank as collateral for the Credit Facility, and another affiliate of the Sponsor guaranteed the Credit Facility. The Company is in discussions with KeyBank to extend the maturity date, alleviating the need to repay the Credit Facility in full in April 2017.

The Credit Facility agreement contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2016, the Company believes it is in compliance with all provisions.

Leverage Limit

As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Bell Midtown, borrowings of the Company exceeded 300% of its total “net assets” (as defined in the Company’s charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) (the “Leverage Limit”). On April 6, 2016, and again on August 11, 2016, a majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit.

Schedule of Debt Maturities

Debt maturities scheduled for the remainder of 2016, each of the next four years and thereafter, are as follows (in thousands):

Remainder of 2016	$—
2017	14,136
2018	—
2019	—
2020	26,919
Thereafter	—
Total	$41,055

6. Stockholders’ Equity

Common Stock

Under the Company’s Articles of Incorporation, the total number of shares of common stock, $0.01 par value per share, initially authorized for issuance was 200,000. In connection with the Company’s formation, NexPoint Advisors, L.P., an affiliate of the Company, purchased 11.11 shares of the Company’s common stock for an aggregate purchase price of $100. On October 24, 2014, the Company authorized and sold 22,223 shares of common stock to the Advisor. The Company recorded a capital contribution of $222 and additional paid-in-capital of $199,778. On October 24, 2014, the Company repurchased the 11.11 shares previously held by NexPoint Advisors, L.P. in exchange for $100. On July 7, 2015, the Company filed its Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland (the “Amended and Restated Articles of Incorporation”). Among other things, the Amended and Restated Articles of Incorporation provided for Class A and Class T shares of the Company’s common stock and increased the aggregate number of authorized shares of common stock from 200,000 to 1,000,000,000, 500,000,000 of which are classified as Class A common stock, $0.01 par value per share (the “Class A Shares”), and 500,000,000 of which are classified as Class T common stock, $0.01 par value per share (the “Class T Shares”), and 10,000,000 shares of preferred stock, $0.01 par value per share. Upon filing the Amended and Restated Articles of Incorporation, each share of the Company’s common stock that was issued to the Advisor was converted to one share of the Company’s Class A common stock.

As of June 30, 2016, the Company had issued 652,446 shares of its Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 217,663 shares, resulting in gross offering proceeds of approximately $2.0 million, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sales. During the three and six months ended June 30, 2016, the Company recognized offering costs of less than $0.1 million. As of June 30, 2016, the Company had issued 674,669 shares of Class A common stock.

Class A Shares and Class T Shares are being publicly offered in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T Shares. The initial Offering price for the shares in the primary Offering is $10.00 per Class A Share and $9.35 per Class T Share. As of June 30, 2016, no Class T shares had been issued.

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

7. Fair Value Measures and Financial Instruments

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

Real estate acquisitions and preferred equity originations

As of June 30, 2016, and as further discussed in Notes 2 and 3, the Company had acquired one multifamily property, Estates on Maryland, for $41.2 million and originated one preferred equity investment of $6.0 million in Bell Midtown, another multifamily property. The fair values of the Estates assets acquired by the Sponsor on the Original Acquisition Date were allocated as follows: land of approximately $5.1 million, buildings, building improvements, furniture, fixtures, and equipment of approximately $35.1 million, and intangible lease assets of approximately $1.0 million based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

As discussed in Note 2, fair value measurements at the time of acquisition were determined by management using available market information and appropriate valuation methodologies available to management. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The following table represents critical assumptions used and the ranges for those assumptions:

Going-in cap rate	4.8% - 6.2%
Terminal cap rate	5.2% - 6.8%
Discount rate	5.5% - 10.7%
Growth rate revenues	1.6% - 3.3%
Growth rate operating costs	1.6% - 3.3%

Derivative financial instruments and hedging activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company may enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instrument is used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of 3 years.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of June 30, 2015, the Company did not have any derivatives designated as cash flow hedges.

As of June 30, 2016, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2016 and 2015, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivative			Liability Derivative
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$1	$7	Other liabilities	$—	$—

The table below presents the effect of the Company’s derivative financial instrument on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Location of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Derivative designated as hedging instrument:
For the three months ended June 30, 2016
Interest rate cap	$(2)	Interest expense	$—	Interest expense	$—
For the six months ended June 30, 2016
Interest rate cap	(6)	Interest expense	—	Interest expense	—

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

Long-term indebtedness is carried at an amount that reasonably approximates its fair value. The Company used market spreads from quoted prices on similar long-term debt, which are classified as Level 2 in the fair value hierarchy, to determine the estimated fair value for the Company’s long-term indebtedness.

8. Related Party Transactions

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

Acquisitions

During the three months ended June 30, 2016, the Company acquired two real estate assets from related parties.

On April 7, 2016, the Company entered into the Contribution Agreement with the Sponsor and the OP. Pursuant to the Contribution Agreement, the Sponsor transferred its 100% interest in Estates on Maryland Holdco, LLC (“Estates Holdco”) to the Company. The Sponsor was the sole Member and Manager of Estates Holdco. Estates Holdco owns a 95% interest in Estates. The remaining 5% interest in Estates is owned by BH Equity and an affiliate of BH Equity. In connection with the acquisition of Estates, the Company incurred acquisition fees payable to the Advisor of approximately $0.4 million (see “Acquisition Fee” below), pursuant to the Advisory Agreement. The Company’s independent directors unanimously approved the acquisition of Estates and the incurrence of acquisition fees payable to the Advisor.

On April 7, 2016, the Company, through the OP, acquired a 16% preferred equity interest in Bell Midtown by purchasing the 100% interest in Nashville RE Holdings, LLC for $6,000,000 pursuant to a purchase and sale agreement from an entity that is owned by affiliates of, and managed by, the Sponsor.

Advisory Agreement

On August 10, 2015, the Company entered into the Advisory Agreement. The Advisory Agreement is subject to annual renewal by the Board. The Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement on August 8, 2016 for a one-year term that expires on August 10, 2017 (see Note 14). Pursuant to the terms of the Advisory Agreement, the Company may pay the Advisor the fees described below:

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three and six months ended June 30, 2016, the Company incurred asset management fees to the Advisor of $0.1 million.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the three months ended June 30, 2016, Estates incurred asset management fees to the Company of less than $0.1 million. Estates did not incur any asset management fees to the Company for the three months ended March 31, 2016. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because our joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive loss in the net income (loss) attributable to noncontrolling interests.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date and are reflected in accumulated deficit and due to affiliates on the consolidated balance sheet as of December 31, 2015 (see Note 2). For the three and six months ended June 30, 2016, the Company did not incur any acquisition fees.

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the Company’s escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to June 30, 2016, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.2 million. Subsequent to receiving $2.0 million in gross proceeds in the Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses and less than $0.1 million in offering costs for the three and six months ended June 30, 2016, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of $2.2 million have not been accrued on the Company’s consolidated balance sheet as of June 30, 2016, but may be accrued in the future and be reimbursable to the Advisor and its affiliates, subject to the limitations described herein.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through June 30, 2016 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$2,203
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$22

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	15
Total organization and offering expenses recorded by the Company	$22

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of June 30, 2016 is as follows (in thousands):

As of June 30, 2016
Offering costs deferred	$2,042
Organization expenses deferred	143
Total organization and offering expenses deferred	$2,185

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the three and six months ended June 30, 2016, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the period are considered to be permanently waived.

Operating Expenses

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition or disposition expenses, real estate commissions or asset management fees. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers. Notwithstanding the foregoing, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the three months ended March 31, 2016, the Advisor and its affiliates incurred operating expenses of less than $0.1 million, which exceeded the 2%/25% Guidelines. On May 11, 2016, the Company’s independent directors determined that the Excess Amount of operating expenses incurred by the Advisor and its affiliates for the three months ended March 31, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company did not have any real estate assets as of March 31, 2016 and only commenced material operations on March 24, 2016. These costs are included in due to affiliates on the accompanying consolidated balance sheet as of June 30, 2016. For the three months ended June 30, 2016, the Advisor and its affiliates incurred approximately $0.4 million of the Company’s operating expenses, all of which is included on the accompanying consolidated statements of operations and comprehensive loss. The Advisor made a contribution to the Company for the full amount of these operating expenses, which is recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet as of June 30, 2016.

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. For the three and six months ended June 30, 2016, the Advisor did not receive any preferred equity placement fees.

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

As of June 30, 2016, the Company had issued approximately 652,446 shares of its Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $2.0 million, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sales. In connection with the Company’s incorporation and prior to the effectiveness of the Offering, the Company sold 22,223 shares of its common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock.

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

Distribution Fees

With respect to Class T Shares that are sold in the Offering, the Company will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share or, once reported, the NAV for the Class T shares on a continuous basis from year to year, but only on shares purchased through the Offering. The Company will continue paying distribution fees with respect to Class T Shares sold in the Offering until the earlier to occur of the following: (i) a listing of the Class T Shares on a national securities exchange, (ii) following the completion of the Offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from the Offering, or (iii) such Class T Shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee will be payable monthly in arrears. The Company will accrue for the entire 0.8% distribution fee at the time of sale. The distribution fee will not be payable with respect to Class T Shares issued under the DRIP. The Company will not pay a distribution fee with respect to Class A Shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in Estates through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed for various operating expenses it pays on its behalf. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Fees incurred
Property management fees (1)	$30	$58
Construction supervision fees (2)	5	14

Reimbursements
Payroll and benefits (3)	93	199
Other reimbursements (4)	13	22
(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(4)

Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses and are included on the consolidated statements of operations and comprehensive loss.

9. Restricted Share Plan

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

The Company’s restricted share plan is administered by the Board. Upon the initial release from escrow of the Minimum Offering Requirement on March 24, 2016, each of the Company’s two independent directors received a grant of 3,000 restricted shares of the Company’s Class A common stock at a fair value of $10.00 per share. On May 16, 2016, upon unanimous approval by the stockholders to re-elect the Company’s directors to the Board for a one-year term expiring in 2017, the Company granted an additional 3,000 restricted shares of its Class A common stock at a fair value of $10.00 per share to each of its two independent directors. Restricted shares of Class A common stock issued to independent directors vest in equal amounts annually over a four-year period commencing on the first anniversary of the date of grant. An additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s independent directors upon each re-election to the Board.

Included in corporate general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 is approximately $6,000 of compensation expense related to the grants of 6,000 restricted shares of Class A common stock to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 3.80 years as of June 30, 2016.

Under the terms of the restricted share plan, none of the shares have yet to vest. Assuming the board members do not resign prior to full vesting, shares will vest according to the following schedule:

			Vesting Years and Shares (1)
Board of Directors Member	Grant Year	Number of Shares	2017	2018	2019	2020
John Pons	2016	6,000	1,500	1,500	1,500	1,500
D. Kirk McAllaster, Jr.	2016	6,000	1,500	1,500	1,500	1,500
Total		12,000	3,000	3,000	3,000	3,000

(1) In each year, the number of shares issued will increase by 3,000 with no corresponding change to equity.

10. Distributions

The Company will distribute cash flow from operations on a monthly basis, in amounts determined by the Board. As of June 30, 2016, the Board had not declared a distribution (see Note 14).

11. Economic Dependency

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

12. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2016, the Company had not entered into any commitments with any parties.

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

13. Pro Forma Financial Information

The Company acquired one multifamily property and one preferred equity investment in a multifamily property during the period January 1, 2015 through June 30, 2016. The following unaudited pro forma information for the six months ended June 30, 2016 and 2015 has been provided to give effect to the acquisitions as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes the consolidated pro forma results of operations of the Company for the six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2016	2015
Actual:
Total revenues	$1,906	$—
Net loss	(871)	—
Loss per Class A share - basic and diluted (see Note 2)	(1.50)	—

Pro forma:
Total revenues	1,906	1,801
Net loss	(623)	(1,685)
Loss per Class A share - basic and diluted (1)	(0.92)	(2.50)
(1)

For pro forma purposes, the Company has calculated basic and diluted loss per share assuming the number of shares of its Class A common stock outstanding as of June 30, 2016 were outstanding during the period for each of the periods presented.

The pro forma information includes adjustments for actual revenues and expenses recorded on the accompanying consolidated statements of operations and comprehensive loss. Net loss has been adjusted as follows: (1) depreciation and amortization has been adjusted based on the Company’s basis in Estates, and all of the intangible lease assets have been amortized during the six months ended June 30, 2015 due to the six-month life of intangible lease assets; (2) asset management fees have been added to include the acquisitions on a pro forma basis; (3) corporate general and administrative expenses expected to be incurred on a quarterly basis have been adjusted to include the acquisitions on a pro forma basis and are estimated to be approximately $250,000 per quarter; and (4) interest expense has been added to reflect the additional interest expense that would have been charged on the Credit Facility had the Company drawn on the Credit Facility on January 1, 2015 under the same financing arrangements as existed as of the acquisition dates.

14. Subsequent Events

Status of Our Offering

 As of August 8, 2016, we had sold 224,217 shares of Class A common stock in the Offering for gross proceeds of approximately $2.1 million.

As of August 8, 2016, the Company had issued 681,223 shares of Class A common stock.

Authorized Distributions

On July 29, 2016, the Board approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on August 1, 2016 and ending August 31, 2016. The distributions for

August 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. The distributions for each record date in August 2016 will be paid on August 31, 2016. The distributions will be payable to stockholders from legally available funds therefor.

On August 11, 2016, the Board approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on September 1, 2016 and ending November 30, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. The distributions for each record date in September 2016, October 2016 and November 2016 will be paid in October 2016, November 2016 and December 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Renewal of Advisory Agreement

On August 8, 2016, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Advisor for a one-year term that expires on August 10, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Capital Trust, Inc., a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to its subsidiaries. Unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our unaudited interim consolidated financial statements and the notes thereto.

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

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a real estate investment trust (“REIT”). We are primarily focused on directly or indirectly acquiring, owning, and operating well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We are also focused on originating preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. To the extent practical, we implement a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program is implemented at the direction and supervision of our advisor. We may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

On August 12, 2015, the SEC declared effective our Registration Statement to offer a maximum of up to $1.1 billion in shares of common stock, $0.01 par value per share (the “Offering”), which consists of up to $1.0 billion in shares of common stock in our primary offering and up to $100 million in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”). We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.35 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100 million in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $8.88 per Class T share, which is 95% of the primary offering price.

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

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of June 30, 2016, we had issued approximately 652,446 shares of Class A common stock in our Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $2.0 million, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sales. In connection with our incorporation and prior to the effectiveness of the Offering, we sold 22,223 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock on a continuous basis until August 12, 2017, unless extended. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

Substantially all of our assets are held by the OP. We are the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the proceeds of the Offering, net of offering costs, to the OP as a capital contribution, however, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors. The OP will be deemed to have simultaneously paid the costs associated with the Offering. If the OP requires additional funds at any time in excess of capital contributions made by us or from borrowing, we will borrow funds from a financial institution or other lender and lend such funds to the OP on the same terms and conditions as would be applicable to our borrowing of such funds. The limited partnership agreement of the OP provides that the OP be operated in a manner that will enable us to (1) satisfy the requirements for qualifying as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), which classification could result in the OP being taxed as a corporation. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

On at least a quarterly basis, we monitor the various qualification tests that we must meet to maintain our status as a REIT. Ownership of our shares is monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We also determine, on a quarterly basis, that the gross income, asset and distribution tests are met.

Components of Our Revenues and Expenses

Revenues

Rental income. Rental income includes rental revenue from our multifamily properties. We anticipate that the leases we enter into for our multifamily properties will typically be for one year or less.

Other income. Other income includes ancillary income earned from tenants such as application fees, late fees, laundry fees, utility reimbursements, and other rental related fees charged to tenants.

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities and other property operating costs.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to BH or other third party management companies for managing each property.

Asset management fees. Asset management fees include the fees paid to our Advisor for managing our assets pursuant to the Advisory Agreement.

Corporate general and administrative expenses. Corporate general and administrative expenses include but are not limited to audit fees, legal fees, board of director fees, and filing fees. We will also reimburse the Advisor for its costs of providing administrative services and operating expenses incurred on our behalf, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”) (see Note 8 to our consolidated financial statements). We may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors

Organization expenses. We will reimburse the Advisor and its affiliates for organization expenses incurred on our behalf in connection with our formation and the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization expenses we incur in excess of 1.0% of the gross offering proceeds. Organization expenses include, but are not limited to legal, accounting, printing, mailing and filing fees.

Property general and administrative expenses. Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property.

Depreciation and amortization. Depreciation and amortization costs primarily include depreciation of our multifamily properties and amortization of acquired in-place leases.

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt and the amortization of deferred financing costs.

Equity in income of preferred equity investment. Equity in income of preferred equity investment includes income earned on a stated investment return from preferred equity investments we originate. Equity in income on our preferred equity investments is recorded under the equity method of accounting.

Results of Operations for the Three and Six Months Ended June 30, 2016

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with SEC regulations and guidance, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not begin material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown, a multifamily property.

Our results of operations for the three and six months ended June 30, 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As of June 30, 2016, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 92.4% leased with an average monthly effective rent per occupied unit of $932. We had also acquired one preferred equity investment in a multifamily property, Bell Midtown, with a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 4.0% annualized, which accrues monthly on a compounding basis if not paid.

The following table sets forth a summary of our operating results for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$976	$1,906
Total expenses	(1,229)	(2,293)
Operating loss	(253)	(387)
Interest expense	(368)	(650)
Equity in income of preferred equity investment	166	166
Net loss	(455)	(871)
Net income (loss) attributable to noncontrolling interests	1	(6)
Net loss attributable to common stockholders	$(456)	$(865)

Revenues

Rental income. Rental income was $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively. We expect rental income to increase in future periods as a result of future acquisitions of real estate.

Other income. Other income was $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. We expect other income to increase in future periods as a result of future acquisitions of real estate.

Expenses

Property operating expenses. Property operating costs were $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. We expect property operating costs to increase in future periods as a result of future acquisitions of real estate.

Real estate taxes and insurance. Real estate taxes and insurance costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. We expect real estate taxes and insurance costs to increase in future periods as a result of future acquisitions of real estate.

Property management fees. Property management fees were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively. We expect property management fees to increase in future periods as a result of future acquisitions of real estate.

Asset management fees. Asset management fees were $0.1 million for the three months ended June 30, 2016. We did not incur any asset management fees for the three months ended March 31, 2016. We expect asset management fees to increase in future periods as a result of future investments in real estate.

Corporate general and administrative expenses. Corporate general and administrative expenses were $0.4 million and $0.5 million for the three and six months ended June 30, 2016, respectively. We expect corporate general and administrative expenses will increase in future periods as a result of future investments in real estate.

Property general and administrative expenses. Property general and administrative expenses were less than $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively. We expect property general and administrative expenses to increase in future periods as a result of future acquisitions of real estate.

Depreciation and amortization. Depreciation and amortization costs were $0.3 million and $0.9 million for the three and six months ended June 30, 2016, respectively. We expect depreciation and amortization costs to increase in future periods as a result of future acquisitions of real estate.

Expenses

Interest expense. Interest expense costs were $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively. We expect interest expense costs to increase in future periods as a result of future investments in real estate. The following is a table that details the various costs included in interest expense for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest on debt	$316	$586
Amortization of deferred financing costs	52	64
Total	$368	$650

Equity in income of preferred equity investment. Equity in income of preferred equity investment was $0.2 million for the three and six months ended June 30, 2016, which related to the acquisition of a preferred equity investment in Bell Midtown on April 7, 2016. We expect equity in income of preferred equity investments to increase in future periods as a result of future originations or acquisitions of preferred equity investments and the realization of equity in income for an entire period from Bell Midtown.

Non-GAAP Measures

Net Operating Income

Net Operating Income (“NOI”) is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, and (7) entity level general and administrative expenses that are either non-recurring in nature or incurred on behalf of the Company at the property level for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Entity level general and administrative are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, non-recurring expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense, gains or losses from the sale of properties, other gains and losses as stipulated by GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income (loss) which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

NOI for the Three and Six Months Ended June 30, 2016

The following table, which has not been adjusted for the effects of any noncontrolling interests, details our NOI for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net loss	$(455)	$(871)
Adjustments to reconcile net loss to NOI:
Asset management fees	82	82
Corporate general and administrative expenses	376	531
Organization expenses	—	15
Non-recurring property general and administrative expenses	3	4
Depreciation and amortization	345	868
Interest expense	368	650
NOI	$719	$1,279

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

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably overtime, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at an individual asset or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from an asset, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition and investment activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition and investment activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition and investment activity ceases. The Board, in consultation with our management, may determine that it is in our best interests to begin the process of considering alternatives with respect to a liquidity event (i.e., listing of its common stock on a national exchange, a merger or sale of us or another similar transaction) at such time during our offering stage as the Board can reasonably determine that all of the securities in the Offering will be sold within a reasonable time period (i.e. three to six months). Thus, we will not continuously purchase assets and will have a limited life.

Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and preferred equity investments are originated, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and originating our preferred equity investments and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the Offering has been completed and our properties have been acquired and our preferred equity investments have been originated. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after the Offering and acquisitions and originations are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition and origination activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and properties have been acquired and preferred equity investments have been originated, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired and preferred equity investments are originated.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which assets are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other assets are generated to cover the purchase price of the asset, these fees and expenses and other costs related to such asset. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which assets are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations. As disclosed elsewhere in this quarterly report, the purchase of properties and origination of preferred equity investments, and the corresponding expenses associated with those processes, are key operational features of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the Advisor if there are no further proceeds from the sale of shares in the Offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

The following table reconciles our calculations of FFO and MFFO to net loss, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net loss	$(455)	$(871)
Depreciation and amortization	345	868
Adjustment for noncontrolling interests	(18)	(37)
FFO attributable to common stockholders	(128)	(40)

FFO per share	$(0.19)	$(0.07)

MFFO attributable to common stockholders	(128)	(40)

MFFO per share	$(0.19)	$(0.07)

Our FFO and MFFO for the three and six months ended June 30, 2016 are not indicative of FFO and MFFO expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future FFO and MFFO.

Liquidity and Capital Resources

Our principal demands for funds are for property acquisitions and preferred equity originations, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on any outstanding indebtedness. Generally, cash needs for items other than acquisitions and originations are met from operations, and cash needs for acquisitions and originations are funded by our Offering and debt. However, there may be a delay between the sale of our shares and our acquisitions and originations, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result, we may increase leverage above our targeted level on a temporary basis in order to make current investments and then use proceeds from our Offering to lower the leverage. Over time, as we become established and the fundraising effort begins to scale, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our preferred equity investments. Over the long term, and on an aggregate basis, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets.

Our Advisor evaluates potential investments and engages in negotiations with sellers and lenders on our behalf. After a purchase contract is executed that contains specific terms, the investment will not be made until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed investment will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than investments we intend to make. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and redemption of preferred equity investments and undistributed MFFO. If necessary, we may use financings or other sources of capital in case of unforeseen significant capital expenditures. We have not identified any sources of such financing.

Cash Flows

The following table presents selected data from the Company’s consolidated statements of cash flows for the six months ended June 30, 2016 (in thousands)

Six Months Ended June 30, 2016
Net cash provided by operating activities	$340
Net cash used in investing activities	(6,155)
Net cash provided by financing activities	5,999
Net increase in cash and cash equivalents	184
Cash and cash equivalents, beginning of period	601
Cash and cash equivalents, end of period	$785

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with SEC regulations and guidance, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the Original Acquisition Date by our Sponsor. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not begin material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown, a multifamily property. Our overall cash flows from operating, investing, and financing activities for the six months ended June 30, 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities was $0.3 million. Our operating cash flows during the six months ended June 30, 2016 were impacted by our net loss, offset partially by the adjustments for non-cash contributions and non-cash expenses, including depreciation and amortization and stock compensation, and amounts due to affiliates and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of properties and originations of preferred equity investments. During the six months ended June 30, 2016, net cash used in investing activities was $6.2 million, and was primarily the result of our origination of a $6.0 million preferred equity investment.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from the Offering, net of offering costs paid, distributions paid to our stockholders, and the issuance of notes payable. During the six months ended June 30, 2016, net cash provided by financing activities was $6.0 million, which consisted primarily of $2.0 million of proceeds from the Offering and $4.1 million of proceeds from additional indebtedness incurred on our Credit Facility.

Mortgage Indebtedness

As of June 30, 2016, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million. As of June 30, 2016, the interest rate on the outstanding mortgage indebtedness related to the Company was 2.37%. For additional information regarding our mortgage indebtedness, see Note 5 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At June 30, 2016, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.00%.

Our subsidiary has a separate non-recourse mortgage which is secured only by Estates. This non-recourse mortgage has standard scope non-recourse carve outs required by the agency lender and calls for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. An affiliate of our property manager, BH, provided a non-recourse carve out guarantee for this mortgage.

As we continue to raise capital, we will make acquisitions of multifamily properties, originate and acquire preferred equity investments and increase our borrowings. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and proceeds from the Offering. In addition, we may seek financing from U.S. government agencies, including through the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or other equity securities, on terms that are acceptable to us or at all.

Furthermore, following the completion of any modest value-add and capital expenditures programs we may implement and depending on the interest rate environment at the applicable time, we may seek to refinance any floating rate mortgage debt into longer-term fixed rate debt at lower leverage levels.

Company-specific Indebtedness

As of June 30, 2016, we had $14.1 million outstanding on our $15.0 million Credit Facility with KeyBank, which is recourse to us. The Credit Facility bears interest at an annual rate of 4.0% plus one-month LIBOR. The Credit Facility is payable in full on April 7, 2017. We are in discussions with KeyBank to extend the maturity date, alleviating the necessity to repay the Credit Facility in full in April 2017.

Leverage Limit

As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Bell Midtown, our borrowings exceeded the Leverage Limit. On April 6, 2016, and again on August 11, 2016, a majority of our independent directors approved borrowings in excess of the Leverage Limit.

Obligations and Commitments

As of June 30, 2016, we had no outstanding obligations or commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Distributions

There were no distributions declared or paid during the three months ended June 30, 2016. On July 29, 2016, the Board approved and authorized a daily distribution to our Class A stockholders of record as of the close of business on each day of the period commencing on August 1, 2016 and ending August 31, 2016. The distributions for August 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. The distributions for each record date in August 2016 will be paid on August 31, 2016. The distributions will be payable to stockholders from legally available funds therefor.

We intend to pay monthly distributions to our stockholders. Because all of our operations are performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

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

We must annually distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, in order to meet the requirements for qualification as a REIT under the Code. The Board may authorize distributions in excess of this percentage as it deems appropriate. Because we may receive income or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. To allow for such differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, among other things, we could be required to borrow funds from third parties on a short-term basis, issue new securities, or sell assets to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of June 30, 2016, we own an interest in one joint venture that is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates and the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering expenses, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 8 to our consolidated financial statements for a discussion of the various related-party transactions, agreements and fees.

Inflation

Consistent with the multifamily property focus, the majority of the leases we enter into for multifamily apartment homes are for a term of one year or less. These terms provide us with maximum flexibility to implement rental increases when the market will bear such increases and may provide us with a hedge against inflation.

Valuation Guidelines; Calculation of NAV

Pursuant to rules recently promulgated by FINRA effective as of April 11, 2016, since we have not yet disclosed an estimated NAV per share, our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price, including the price at which shares are offered through our DRIP, to reflect the estimated per share NAV. We are not required to provide an estimated NAV based on the value of our assets until August 21, 2018, which is 150 days following the second anniversary of the date we broke escrow in the Offering (the “NAV Pricing Date”). Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds our stockholders would receive upon liquidation or upon the sale of their shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. The NAV will be calculated on a company-wide basis, with any adjustments to Class A or Class T shares made subsequent to such company-wide calculation. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until the Board determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding. If we provide an estimated NAV prior to the conclusion of the Offering, the Board may determine to modify the public offering price to reflect the estimated per share NAV.

Prior to August 21, 2018, which is 150 days following the second anniversary of the date we broke escrow in the Offering (or earlier if the Board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year-end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by the Board based on the input of the Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated asset disposition costs (including estimates of fees payable to the Advisor and its affiliates), and our other net assets and liabilities. In general, after the NAV Pricing Date, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2016, we had total indebtedness of $41.1 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swap agreements, interest rate caps and rate lock arrangements. At June 30, 2016, an interest rate cap agreement covered $26.9 million of the $41.1 million of our total outstanding indebtedness. As of June 30, 2016, this interest rate cap agreement caps the related floating rate debt at 6.0% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of June 30, 2016, the weighted average interest rate of our total indebtedness was 3.09%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our annual interest expense of the amounts illustrated in the table below for our indebtedness as of June 30, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$103
0.50%	205
0.75%	308
1.00%	411

There is no assurance that we would realize such expense as such changes in interest rates could alter our liability positions or strategies in response to such changes.

We may also be exposed to credit risk in such derivative financial instruments we use. Credit risk is the failure of the counterparty to perform under the terms of the derivative financial instrument. We seek to minimize the credit risk in derivative financial instruments by entering into transactions with high-quality counterparties.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report on Form 10-Q was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Securities Act”). On May 16, 2016, we re-elected the directors to the Board for a one-year term expiring in 2017 and granted each of the two independent directors an additional 3,000 restricted shares of the Company’s Class A common stock under the restricted share plan. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds

On August 12, 2015, our Registration Statement, registering a public offering of up to $1.1 billion in shares of our common stock, was declared effective under the Securities Act. We commenced our Offering on August 12, 2015. We are offering up to $1.0 billion in shares of our common stock to the public in our primary Offering and up to $100 million in shares of our common stock pursuant to our DRIP. Highland Capital Funds Distributor, Inc., an affiliate of the Advisor, is serving as the dealer manager for our Offering.

As of June 30, 2016, we had issued 652,446 shares of Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 217,663 shares, resulting in gross proceeds of approximately $2.0 million, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sales. In connection with raising the minimum offering amount and breaking escrow, we recorded less than $0.1 million of organization and offering expenses for the three and six months ended June 30, 2016 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from the Offering to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. We may also seek to invest in multifamily housing debt and mezzanine debt, and common and preferred stock of both publicly traded and private real estate companies. As of June 30, 2016, we had acquired one multifamily property for a purchase price of $41.2 million and acquired one preferred equity investment of $6.0 million in a multifamily property. These investments were acquired through the issuance of $4.0 million of our Class A common stock, $2.0 million in proceeds from the Offering, and $41.1 million in secured financings.

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

10.1	Amended and Restated Escrow Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on January 21, 2016 and incorporated herein by reference).

10.2

Amendment No. 1 to the Dealer Manager Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated March 23, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on March 25, 2016 and incorporated herein by reference).

10.3

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

10.10

Purchase and Sale Agreement, by and among Cornerstone Healthcare Group Holding, Inc. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.11

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

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: August 12, 2016	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: August 12, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)