Form 10-Q
period 2016-09-30
Nexpoint Multifamily Capital Trust, Inc.
filed 2016-11-10
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-200221

NexPoint Multifamily Capital Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-4106316
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas	75201
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2016, the registrant had 962,380 shares of Class A common stock, $0.01 par value, outstanding and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	See Note 2
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $35,070 and $34,839, respectively)	35,070	34,839
Intangible lease assets (including from VIEs of $0 and $1,004, respectively)	—	1,004
Construction in progress (including from VIEs of $313 and $43, respectively)	313	43
Furniture, fixtures, and equipment (including from VIEs of $866 and $397, respectively)	866	397
Total Gross Operating Real Estate Investments	41,329	41,363
Accumulated depreciation and amortization (including from VIEs of $1,552 and $1,328, respectively)	(1,552)	(1,328)
Total Net Operating Real Estate Investments	39,777	40,035
Cash and cash equivalents (including from VIEs of $399 and $401, respectively)	513	601
Restricted cash (including from VIEs of $232 and $368, respectively)	232	368
Accounts receivable (including from VIEs of $31 and $16, respectively)	65	25
Prepaid and other assets (including from VIEs of $33 and $32, respectively)	130	32
Preferred equity investments	11,250	—
TOTAL ASSETS	$51,967	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,730 and $26,697, respectively)	26,730	26,697
Credit facility, net	19,291	10,000
Accounts payable and other accrued liabilities (including from VIEs of $216 and $108, respectively)	835	267
Accrued real estate taxes payable (including from VIEs of $291 and $179, respectively)	291	179
Accrued interest payable (including from VIEs of $54 and $50, respectively)	54	50
Security deposit liability (including from VIEs of $66 and $72, respectively)	66	72
Prepaid rents (including from VIEs of $17 and $30, respectively)	17	30
Due to affiliates	220	667
Total Liabilities	47,504	37,962
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 691,545 and 457,006 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7	5
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	6,858	4,195
Accumulated deficit	(3,032)	(1,764)
Accumulated other comprehensive loss	(25)	(18)
Noncontrolling interests	655	681
Total Stockholders' Equity	4,463	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,967	$41,061

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$861	$539	$2,572	$539
Other income	123	47	318	47
Total revenues	984	586	2,890	586
Expenses
Property operating expenses	238	144	677	144
Acquisition costs	—	147	—	147
Real estate taxes and insurance	111	70	335	70
Property management fees (related party)	29	17	87	17
Asset management fees (related party)	93	—	175	—
Corporate general and administrative expenses	266	—	797	—
Fees to affiliates	—	395	—	395
Organization expenses	1	—	16	—
Property general and administrative expenses	36	27	112	27
Depreciation and amortization	360	510	1,228	510
Total expenses	1,134	1,310	3,427	1,310
Operating loss	(150)	(724)	(537)	(724)
Interest expense	(413)	(164)	(1,063)	(164)
Equity in income of preferred equity investments	231	—	397	—
Net loss	(332)	(888)	(1,203)	(888)
Net income (loss) attributable to noncontrolling interests	2	(21)	(4)	(21)
Net loss attributable to common stockholders	$(334)	$(867)	$(1,199)	$(867)
Other comprehensive loss
Net losses related to interest rate cap valuations	(1)	(18)	(7)	(18)
Total comprehensive loss	(333)	(906)	(1,210)	(906)
Comprehensive income (loss) attributable to noncontrolling interests	2	(22)	(4)	(22)
Comprehensive loss attributable to common stockholders	$(335)	$(884)	$(1,206)	$(884)

Weighted average Class A shares outstanding - basic and diluted (see Note 2)	683	292	611	113
Distributions declared per Class A share	$0.10	$—	$0.10	$—
Loss per Class A share - basic and diluted (see Note 2)	$(0.49)	$(2.97)	$(1.96)	$(7.67)

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balances, December 31, 2015 (see Note 2)	—	$—	457	$5	—	$—	$4,195	$(1,764)	$(18)	$681	$3,099
Issuance of Class A common stock			235	2			2,152	—	—	—	2,154
Commissions on sales of Class A common stock and related dealer manager fees to affiliates							(3)	—	—	—	(3)
Amortization of stock-based compensation							13	—	—	—	13
Contribution by Advisor for operating expenses							501	—	—	—	501
Distributions / Dividends							—	(69)	—	(22)	(91)
Other comprehensive loss							—	—	(7)	—	(7)
Net loss							—	(1,199)	—	(4)	(1,203)
Balances, September 30, 2016	—	$—	692	$7	—	$—	$6,858	$(3,032)	$(25)	$655	$4,463

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(1,203)	$(888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,228	510
Equity in income of preferred equity investment	(397)	—
Distributions from unconsolidated real estate joint ventures	397	—
Amortization of deferred financing costs	120	8
Amortization of stock-based compensation	13	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(40)	(39)
Prepaid and other assets	(143)	20
Restricted cash	(92)	(188)
Accounts payable and other accrued liabilities	543	218
Due to affiliates	54	395
Net cash provided by operating activities	480	36

Cash flows from investing activities
Preferred equity investment originations	(11,250)	—
Change in restricted cash	228	(264)
Additions to operating real estate investment	(882)	(57)
Acquisition of operating real estate investment	—	(40,995)
Net cash used in investing activities	(11,904)	(41,316)

Cash flows from financing activities
Mortgage proceeds received	—	26,919
Credit facility proceeds received	19,386	10,000
Credit facility payments	(10,000)	—
Proceeds from issuance of common stock	2,131	4,000
Payments of commissions on sale of Class A common stock and related dealer manager fees	(3)	—
Deferred financing fees paid	(145)	(242)
Interest rate cap fees paid	—	(26)
Distributions to Class A common stockholders	(11)	—
Contributions from noncontrolling interests	—	845
Distributions to noncontrolling interests	(22)	—
Net cash provided by financing activities	11,336	41,496

Net increase (decrease) in cash and cash equivalents	(88)	216
Cash and cash equivalents, beginning of period	601	200
Cash and cash equivalents, end of period	$513	$416

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$939	$109
Supplemental Disclosure of Noncash Investing and Financing Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	87	2
Change in fair value on hedging instruments designated as hedges	7	18
Distributions paid to Class A common stockholders through common stock issuances pursuant to the distribution reinvestment plan	23	—
Noncash contribution by Advisor	501	—
Liabilities assumed from acquisition	—	278
Other assets acquired from acquisition	—	39

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (the “Company”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”). The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement, as amended, dated August 10, 2015 (the “Advisory Agreement”) and renewed on August 10, 2016. Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s assets. All assets may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Offering”), which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.58 per Class T share of common stock. The initial offering price for the shares sold in the DRIP is $9.50 per Class A share of common stock and $9.10 per Class T share of common stock. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (Registration No. 333-200221) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

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

Substantially all of the net proceeds of the Offering are used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of September 30, 2016, the Company owned one multifamily property and had two preferred equity investments in multifamily properties.

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of September 30, 2016, the Company had received a total of $2.3 million of gross offering proceeds, including approximately $22,700 of distributions reinvested through the DRIP.

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

As of September 30, 2016, the Company had issued 669,322 shares of Class A common stock in the Offering, including 2,391 shares of Class A common stock issued pursuant to the DRIP.

As the Company accepts subscriptions and issues shares of its common stock in the Offering, the Company will transfer substantially all of its acquired interests in investments to the OP as a contribution in exchange for partnership units and the Company’s percentage ownership in the OP will increase proportionately.

2. Summary of Significant Accounting Policies

Common Control

As the Sponsor owned greater than 50% of the voting ownership of both the Company and Estates prior to the contribution, the contribution of Estates by the Sponsor was accounted for as a combination of entities under common control; therefore, the Company accounted for the acquisition at historical cost in a manner similar to the pooling of interest method. Information included in the accompanying unaudited consolidated financial statements is presented as if Estates had been combined throughout the periods presented in which common control existed; the amounts included relating to Estates were determined in accordance with SEC regulations and guidance. As such, the acquisition of Estates by the Company was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date (see Note 10). Therefore, the accompanying unaudited consolidated financial statements are presented reflecting the acquisition of Estates as if it occurred on the Original Acquisition Date, rather than on April 7, 2016, the date on which the Company actually acquired Estates from the Sponsor. The following table reflects the recasting adjustments, as presented herein, to the Company’s consolidated balance sheet as of December 31, 2015, as filed on Form 10-K with the SEC on March 25, 2016 (in thousands):

	December 31, 2015
	As Filed	Recasting Adjustments	As Presented
ASSETS
Net Operating Real Estate Investments	$—	$40,035	$40,035
Cash and cash equivalents	200	401	601
Other assets	—	425	425
TOTAL ASSETS	$200	$40,861	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net	—	26,697	26,697
Credit facility, net	—	10,000	10,000
Accounts payable and other accrued liabilities	65	533	598
Due to affiliates	272	395	667
Total Liabilities	337	37,625	37,962
Total Stockholders' Equity (Deficit)	(137)	3,236	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200	$40,861	$41,061

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The accompanying unaudited consolidated financial statements include the account of the Company and the OP and its subsidiaries. Because the Company is the sole general partner and a limited partner of the OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in the Company’s consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. The Company has two investments accounted for using the equity method of accounting that is reflected on the Company’s accompanying unaudited consolidated financial statements as “Preferred equity investments.” All intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

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

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the current consolidation guidance affecting both the VIE and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The OP meets the criteria as a VOE; and as the Company holds a majority of the voting interest of the OP, the Company consolidates the OP. Substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP. All of the Company’s debt is an obligation of the OP.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company considers various factors to determine if a decrease in the value of its equity method investments is other-than-temporary. These factors include, but are not limited to, age of the investment, the Company’s intent and ability to retain its investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. Based on the significance of the unobservable inputs, the Company classifies these fair value measurements within Level 3 of the valuation hierarchy. After determining an other-than-temporary decrease in the value of an equity method investment has occurred, the Company estimates the fair value of its investment by estimating the proceeds the Company would receive upon a hypothetical liquidation of the investment at the date of measurement. Inputs reflect management’s best estimate of what market participants would use in pricing the investment giving consideration to the terms of the joint venture agreement and the estimated discounted future cash flows to be generated from the underlying joint venture assets. The inputs and assumptions utilized to estimate the future cash flows of the underlying assets are based upon the Company’s evaluation of the economy, market trends, operating results, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, inflation rates, capitalization rates utilized to estimate the projected cash flows at the disposition, and discount rates.

For the nine months ended September 30, 2016 and 2015, the Company did not record any impairment charges related to real estate assets or equity method investments.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance our value-add renovations at our properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Security deposits	$66	$72
Operating escrows	166	68
Renovation value-add reserves	—	228
	$232	$368

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $0.2 million and $0.2 million, are recorded as a deduction from mortgages payable on the accompanying consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, respectively. Deferred financing costs, net of amortization, of $0.1 million are recorded as a deduction from the debt related to the Company’s credit facility on the accompanying unaudited consolidated balance sheet as of September 30, 2016. The Company did not have any deferred financing costs related to its credit facility as of December 31, 2015. Amortization of deferred financing costs, of $0.1 million and less than $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended September 30, 2016 and 2015, respectively. Amortization of deferred financing costs, of $0.1 million and less than $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016 and 2015, respectively.

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

Accounting for Joint Ventures

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with FASB ASC 810. The Company first evaluates whether each entity is a VIE. Under the VIE model, the Company consolidates an entity when it has the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest.

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

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with the Advisory Agreement and the property management agreement, respectively (see Note 10).

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

Organization expenses, when recognized, are expensed by the Company on the accompanying unaudited consolidated statements of operations and comprehensive loss. Offering costs, when recognized, are treated as a reduction of the total proceeds. Until recognized, these expenses are deferred and will be paid to the Advisor and its affiliates from the proceeds of the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds.

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor and its affiliates for operating expenses paid on behalf of the Company, audit fees, legal fees, directors’ and officers’ liability insurance and Board fees. For more information on operating expenses and reimbursements to the Advisor and its affiliates, see Note 10.

Fees to Affiliates

Fees to affiliates include, but are not limited to, acquisition and disposition fees paid to our Advisor on qualifying assets that are acquired or sold, subject to certain limitations. For more information on fees to affiliates, see Note 10.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2016, the Company believes it is in compliance with all applicable REIT requirements.

Acquisition Costs

Acquisition costs include costs incurred to acquire assets and are expensed upon acquisition. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition.

Reportable Segments

The Company has two reportable segments, with activities related to owning and operating multifamily real estate properties and originating preferred equity investments in multifamily real estate properties. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. For more information regarding the Company’s reportable segments, see Note 3.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, SSB, an affiliate of our Advisor, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

Per Share Data

On August 12, 2015, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. The Company had no operating activities or earnings (loss) per share before August 12, 2015. In accordance with SEC regulations and guidance, the Company’s acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by the Company (through the issuance of the Company’s Class A common stock) was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although the Company did not begin material operations until March 24, 2016, the date the Company broke escrow in the Offering, enabling it to commence material operations and reimburse the Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Non-vested shares of the Company’s restricted Class A common stock give rise to potentially dilutive shares of the Company’s Class A common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period. For the three months ended September 30, 2016 and 2015, the Company incurred a loss per share, on a basic and diluted basis, of $0.49 and $2.97, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred a loss per share, on a basic and diluted basis, of $1.96 and $7.67, respectively.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period. Therefore, we intend to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the

Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020; early adoption is permitted on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The ASU addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. The updated standard will be effective for the Company on January 1, 2018 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company does not expect the updated standard to have a material impact on its consolidated financial statements and related disclosures.

3. Segment Information

The Company has two reportable segments, with activities related to owning and operating multifamily real estate properties and originating preferred equity investments in multifamily real estate properties. The Company’s investments in real estate generate rental income and other income through the operation of properties. The Company’s preferred equity investments earn equity in income on a stated investment return. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company has not presented its assets as of December 31, 2015 and results of operations for the three and nine months ended September 30, 2015 by reportable segment due to the fact that its preferred equity investments were originated in 2016 and therefore do not provide a meaningful comparison of the Company’s two reportable segments between the periods.

The following table presents the Company’s assets as of September 30, 2016 by reportable segment (in thousands):

September 30, 2016
(Unaudited)
ASSETS
Operating multifamily property	$40,472
Preferred equity investments	11,250
Other assets (1)	245
TOTAL ASSETS	$51,967
(1)	Other assets consist of cash and cash equivalents, accounts receivable, and prepaid and other assets held at the Company level.

The following tables present the Company’s results of operations for the three and nine months ended September 30, 2016 by reportable segment, as well as a reconciliation from consolidated segment net operating income (NOI) to net loss (in thousands):

Operating Multifamily Properties	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Revenues
Rental income	$861	$2,572
Other income	123	318
Total revenues	984	2,890

Operating expenses
Property operating expenses	238	677
Real estate taxes and insurance	111	335
Property management fees (related party)	29	87
Property general and administrative expenses (1)	36	108
Total expenses	414	1,207

NOI	$570	$1,683
(1)	Excludes expenses that are not reflective of the ongoing operations of the property or are incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

Preferred Equity Investments	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Other income and expenses
Equity in income of preferred equity investments	$231	$397
Interest on debt (1)	(74)	(117)
NOI	$157	$280
(1)	Includes interest costs incurred on approximately $9.25 million of debt used to originate the Company’s preferred equity investments.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Operating multifamily property	$570	$1,683
Preferred equity investments	157	280
Consolidated segment NOI	727	1,963

Adjustments to reconcile to net loss:
Asset management fees	93	175
Corporate general and administrative expenses	266	797
Organization expenses	1	16
Property general and administrative expenses (1)	—	4
Depreciation and amortization	360	1,228
Interest on debt - operating multifamily property (2)	283	826
Amortization of deferred financing costs	56	120
Net loss	$(332)	$(1,203)
(1)

Adjustment to net loss excludes expenses that are not reflective of the ongoing operations of the property or were incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

(2)	Includes interest costs incurred on approximately $36.9 million of debt used to acquire Estates.

4. Acquisitions and Originations

As of September 30, 2016, through its consolidated and unconsolidated joint ventures, the Company has invested in a total of three multifamily properties. The following tables provide summary information regarding the Company’s acquisitions and originations, which are either consolidated or accounted for under the equity method of accounting.

Operating Property Acquisitions

Property Name	Location	Rentable Square Footage	Number of Units	Date Acquired		Effective Ownership Percentage at September 30, 2016	Effective Ownership Percentage at December 31, 2015
Estates on Maryland	Phoenix, Arizona	324,431	330	April 7, 2016	(1)	95%	95%
(1)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (see Note 2).

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

Preferred Equity Investment Originations

Property Name	Location	Number of Units	Date Acquired	Amount of Investment (in thousands)	Current Pay Rate		Accrued Pay Rate		Effective Ownership Percentage at September 30, 2016
Bell Midtown	Nashville, Tennessee	170	April 7, 2016	$6,000	8.0%	(1)	4.0%	(1)	16%	(2)
Springs at Stone Oak Village	San Antonio, Texas	360	August 19, 2016	5,250	8.0%		3.0%		35%	(3)

(1)

Bell Midtown is a preferred equity investment with a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 4.0% annualized, which accrues monthly on a compounding basis if not paid. As of September 30, 2016, the borrower has elected to pay both the current and accrued pay rates monthly.

(2)	Ownership interest is a preferred equity interest, through Nashville RE Holdings, LLC, a wholly owned single-asset LLC, in WW Olympus Midtown LP, which directly owns Bell Midtown.
(3)	Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Springs at Stone Oak Village.

The Company, through the OP, has entered into joint ventures with unrelated third parties to originate preferred equity investments. The Company’s preferred equity investments are funded with a combination of debt and equity. The Company’s losses are limited to its investment and the Company does not guarantee any debt, capital payout, or other obligations associated with the joint ventures. Both joint ventures that the Company, through the OP, is invested in, are deemed to be VIEs as they have equity investors that lack certain essential characteristics of a controlling financial interest. The Company is not the primary beneficiary of these joint ventures as it lacks the power to direct the activities that most significantly impact their economic performance and accounts for these interests under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements.

5. Operating Real Estate Investments

As of September 30, 2016, the Company has one consolidated investment in a multifamily property. The following table contains summary information of the Company’s consolidated investment as of September 30, 2016 and December 31, 2015:

Property Name	Year Acquired		Number of Units	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2016 (2)	% Occupied as of December 31, 2015 (2)
Estates on Maryland	2015	(3)	330	$956	94.2%	90.9%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

As of September 30, 2016, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands) (unaudited):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,070	$—	$313	$866	$41,329
Accumulated depreciation and amortization	—	(1,363)	—	—	(189)	(1,552)
Total	$5,080	$33,707	$—	$313	$677	$39,777

As of December 31, 2015, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$34,839	$1,004	$43	$397	$41,363
Accumulated depreciation and amortization	—	(512)	(815)	—	(1)	(1,328)
Total	$5,080	$34,327	$189	$43	$396	$40,035

For the three and nine months ended September 30, 2016, depreciation expense was $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2015, depreciation expense was $0.2 million.

For the three and nine months ended September 30, 2016, amortization expense related to the Company’s intangible lease assets was $0.0 million and $0.2 million, respectively. For the three and nine months ended September 30, 2015, amortization expense related to the Company’s intangible lease assets was $0.3 million. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2016 has been fully amortized and the assets and related accumulated amortization have been written-off as of September 30, 2016.

6. Preferred Equity Investments

As of September 30, 2016, the Company has two preferred equity investments accounted for under the equity method of accounting. The Company did not have any preferred equity investments as of December 31, 2015. The following table contains summary information of the Company’s preferred equity investments as of September 30, 2016:

Property Name	Year Acquired	Number of Units	Carrying Value (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2016 (2)
Bell Midtown	2016	170	$6,000	$1,553	95.9%
Springs at Stone Oak Village	2016	360	5,250	1,100	89.4%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2016 and December 31, 2015, divided by the total number of units, expressed as a percentage.

Summary combined financial information for the Company’s preferred equity investments as of September 30, 2016 and for the three months ended September 30, 2016 is as follows (in thousands):

September 30, 2016
(Unaudited)
Balance Sheet:
Real estate, net	$83,721
Other assets	3,098
Total assets	$86,819

Mortgage payable	$59,053
Other liabilities	1,564
Total liabilities	60,617
Members' equity	26,202
Total liabilities and members' equity	$86,819

For the Three Months Ended September 30, 2016
(Unaudited)
Operating Statement:
Total revenues	$1,298
Operating expenses	640
Operating income	658
Interest expense	451
Depreciation and amortization	813
Net loss	$(606)

7. Debt

Mortgage Payable

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2016:

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1) (in thousands)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	360	$26,919	2.43%	6.00%	8/4/2020
Deferred financing costs, net					(189)
					$26,730
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.
(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of September 30, 2016, was 0.5311%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 9).
(4)

Loan is full term interest-only and can be pre-paid starting in the 13th month through the 57th month of the term at par plus 1.0% of the unpaid principal balance and at par during the last three months of the term.

The mortgage is a non-recourse obligation subject to customary provisions. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2016, the Company believes it is in compliance with all provisions.

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million (the “Commitment”) with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and the OP immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank the Company assumed upon the acquisition of Estates. On April 7, 2016, the OP used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate its $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is payable in full on April 7, 2017, but is pre-payable at any time without penalty. The Credit Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, the Company provided a guaranty to KeyBank and pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Credit Facility, including 50% of its interest in Estates and 50% of its interest in Bell Midtown. In addition, an affiliate of the Sponsor pledged equity securities to KeyBank as collateral for the Credit Facility, and another affiliate of the Sponsor guaranteed the Credit Facility.

On August 19, 2016, the OP and the Sponsor amended the Credit Facility (the “Amendment”) to increase the Commitment from $15.0 million to $20.0 million, and the Company, through the OP, immediately drew $5.25 million on the Credit Facility to originate its preferred equity investment in Springs at Stone Oak Village. Pursuant to the Amendment, the principal balance of the Credit Facility is to be reduced to $17.0 million as of October 31, 2016, and reduced to $15.0 million as of December 31, 2016. Further, the Amendment reflects that, to the extent any principal payments are made on the outstanding principal balance, including any mandatory prepayment, at any time that the outstanding principal balance exceeds $15.0 million, the Commitment shall be permanently reduced by the amount of such prepayment and the amount prepaid shall not be available to be reborrowed. In connection with the Amendment, the OP pledged to KeyBank its 100% preferred equity interest in Springs at Stone Oak Village as collateral for the Credit Facility. The Company is in discussions with KeyBank to extend the maturity date, alleviating the need to repay the Credit Facility in full in April 2017. As of September 30, 2016, the Company, through the OP, has $19.4 million outstanding under the Credit Facility at an interest rate of 4.53% (see Note 15).

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of September 30, 2016, the Company believes it is in compliance with all provisions.

Leverage Limit

There is no limitation on the amount the Company may borrow against any single improved property. Under the Company’s charter, the Company’s borrowings may not exceed 300% of its total “net assets” (as defined in the Company’s charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) (the “Leverage Limit”). However, the Company intends to target a leverage ratio of 50% to 60% for its portfolio. The Company may exceed the Leverage Limit if such excess is approved by a majority of its independent directors and disclosed to stockholders in its next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. The Company expects that during the period of the Offering, it will seek such independent director approval of borrowings in excess of the Leverage Limit since the Company is in the process of raising its equity capital to acquire its portfolio. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investments in Bell Midtown and Springs at Stone Oak Village, borrowings of the Company exceeded the Leverage Limit. A majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit. The Company’s independent directors determined that exceeding the Leverage Limit was justified because the Company is in the process of raising its equity capital to acquire its portfolio. As a result, the Company expects that its debt levels will be higher until it has raised equity capital and repaid a portion of its initial leverage.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2016 are as follows (in thousands):

2016	$4,386
2017	15,000
2018	—
2019	—
2020	26,919
Thereafter	—
Total	$46,305

8. Stockholders’ Equity

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

As of September 30, 2016, the Company had issued 669,322 shares of its Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 234,539 shares, including 2,391 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $2.3 million, including approximately $22,700 of distributions reinvested through the DRIP. During the three and nine months ended September 30, 2016, the Company recognized offering costs of less than $0.1 million. As of September 30, 2016, the Company had issued 691,545 shares of Class A common stock.

Class A Shares and Class T Shares are being publicly offered in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T Shares. The initial Offering price for the shares in the primary Offering is $10.00 per Class A Share and $9.58 per Class T Share. As of September 30, 2016, no Class T shares had been issued.

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

Until the NAV pricing date, the Company will offer shares under the Company’s DRIP at $9.50 per Class A Share and $9.10 per Class T Share, which is 95% of the primary offering price. Thereafter, the Company will offer shares under its DRIP at the per share NAV on the date that the distribution is payable.

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

Distributions

The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from investments at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Board has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.

To maintain the Company’s qualification as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.

Distributions Declared

During the three months ended September 30, 2016, the Board approved a daily distribution that accrues at a rate of $0.00164 per day for each share of the Company’s Class A common stock during the period from August 1, 2016 to November 30, 2016, which, if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. The distributions declared are payable to stockholders from legally available funds. There is no guarantee that the Company will continue to pay distributions at this rate or at all.

Distributions declared for the three and nine months ended September 30, 2016 were approximately $69,000, including approximately $57,000 attributable to the DRIP.

Distributions Paid

For the three and nine months ended September 30, 2016, the Company paid cash distributions of approximately $10,800, which related to distributions declared for each day in the period from August 1, 2016 through August 31, 2016. Additionally, for the three and nine months ended September 30, 2016, 2,391 shares of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $22,700. For the three and nine months ended September 30, 2016, the Company paid total distributions of approximately $33,500.

9. Fair Value Measures and Financial Instruments

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

Real estate acquisitions and preferred equity originations

As of September 30, 2016, and as further discussed in Notes 2 and 3, the Company had acquired one multifamily property, Estates on Maryland, for $41.2 million and originated two preferred equity investments of a combined $11.25 million in two multifamily properties. The fair values of the Estates assets acquired by the Sponsor on the Original Acquisition Date were allocated as follows: land of approximately $5.1 million, buildings, building improvements, furniture, fixtures, and equipment of approximately $35.1 million, and intangible lease assets of approximately $1.0 million based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, the Company’s derivative held as of September 30, 2016 and December 31, 2015 was classified as Level 2 of the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of 3 years. During the nine months ended September 30, 2016 and for the period from August 5, 2015 to September 30, 2015, the interest rate cap was used to hedge the variable cash flows associated with the Company’s floating rate mortgage debt. The interest rate cap the Company employs caps the related floating interest rate at 6.00%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges.

As of September 30, 2016 and 2015, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate caps	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2016 and 2015, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015 (in thousands):

	Asset Derivative			Liability Derivative
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$—	$7	Other liabilities	$—	$—

The table below presents the effect of the Company’s derivative financial instrument on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2016	2015	(effective portion)	2016	2015	(effective portion)	2016	2015
Derivative designated as hedging instrument:
For the three months ended September 30,
Interest rate cap	$(1)	$(7)	Interest expense	$—	$—	Interest expense	$—	$—
For the nine months ended September 30,
Interest rate cap	(7)	(7)	Interest expense	—	—	Interest expense	—	—

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

10. Related Party Transactions

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

Acquisitions

During the nine months ended September 30, 2016, the Company acquired three real estate assets, two of which were acquired from related parties.

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

On April 7, 2016, the Company, through the OP, acquired a 16% preferred equity interest in Bell Midtown by purchasing the 100% interest in Nashville RE Holdings, LLC for $6,000,000 pursuant to a purchase and sale agreement from an entity that is owned by affiliates of, and managed by, the Sponsor. The Company did not incur any acquisition fees payable to the Advisor in connection with this investment.

Advisory Agreement

On August 10, 2015, the Company entered into the Advisory Agreement with the Advisor. The Advisory Agreement is subject to annual renewal by the Board. On August 8, 2016, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement for a one-year term that expires on August 10, 2017. Pursuant to the terms of the Advisory Agreement, the Company may pay the Advisor the fees described below:

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), including amounts borrowed and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three and nine months ended September 30, 2016, the Company incurred asset management fees to the Advisor of approximately $0.1 million and $0.2 million, respectively. The Company did not incur any asset management fees to the Advisor for the three and nine months ended September 30, 2015.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the three and nine months ended September 30, 2016, Estates incurred asset management fees to the Company of less than $0.1 million. Estates did not incur any asset management fees to the Company for the three and nine months ended September 30, 2015. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because our joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive loss in the net income (loss) attributable to noncontrolling interests.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. For the three and nine months ended September 30, 2016, the Company did not incur any acquisition fees to the Advisor. The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date and are reflected in fees to affiliates on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 (see Note 2).

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the Company’s escrow agent; and (iii) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to September 30, 2016, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.5 million. Subsequent to receiving $2.0 million in gross proceeds in the Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses and less than $0.1 million in offering costs for the three and nine months ended September 30, 2016, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.4 million have not been accrued on the Company’s consolidated balance sheet as of September 30, 2016, but may be accrued in the future and be reimbursable to the Advisor and its affiliates, subject to the limitations described herein.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through September 30, 2016 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$2,339
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$23

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	16
Total organization and offering expenses recorded by the Company	$23

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of September 30, 2016 is as follows (in thousands):

September 30, 2016
Offering costs deferred	$2,302
Organization expenses deferred	142
Total organization and offering expenses deferred	$2,444

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the three and nine months ended September 30, 2016 and 2015, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the period are considered to be permanently waived.

Operating Expenses

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition or disposition expenses, real estate commissions or asset management fees. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers. Notwithstanding the foregoing, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the three months ended March 31, 2016, the Advisor and its affiliates incurred operating expenses of less than $0.1 million, which exceeded the 2%/25% Guidelines. On May 11, 2016, the Company’s independent directors determined that the Excess Amount of operating expenses incurred by the Advisor and its affiliates for the three months ended March 31, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company did not have any real estate assets as of March 31, 2016 and only commenced material operations on March 24, 2016. For the three and six months ended September 30, 2016, the Advisor and its affiliates incurred approximately $125,000 and $501,000, respectively, of the Company’s operating expenses, all of which are included on the accompanying consolidated statements of operations and comprehensive loss. The Advisor made a contribution to the Company for the full amount of these operating expenses, which are included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and is recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet as of September 30, 2016. The Advisor has permanently waived its ability to seek reimbursement for these operating expenses.

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. For the three and nine months ended September 30, 2016, the Advisor received approximately $0.1 million of preferred equity placement fees, which related to the preferred equity origination in Springs at Stone Oak Village.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed. For the three and nine months ended September 30, 2016 and 2015, the Advisor did not receive any preferred equity exit fees.

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

As of September 30, 2016, the Company had issued approximately 669,322 shares of its Class A common stock in the Offering, including 2,391 shares issued pursuant to the DRIP, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $2.0 million, including approximately $22,700 of distributions reinvested through the DRIP. In connection with the Company’s incorporation and prior to the effectiveness of the Offering, the Company sold 22,223 shares of its common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock.

Pursuant to the terms of the Dealer Manager Agreement, the Company may pay the Dealer Manager the fees described below:

Selling Commissions

The Company will pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A Shares and up to 3.0% of gross offering proceeds from the sale of Class T Shares. The amount of selling commissions paid on the sale of Class A Shares and Class T Shares may be lower than the aforementioned percentages due to certain volume discounts. The Company will not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. Additionally, the selling commissions may be waived in connection with certain categories of sales.

Dealer Manager Fee

The Company will pay a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A Shares and Class T Shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. The Company will not pay dealer manager fees in connection with purchases of shares made pursuant to the DRIP. Additionally, the dealer manager fee may be waived in connection with certain categories of sales.

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

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor will pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A shares subject to volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor will pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor will pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor will pay the full amount of the     selling commissions payable to the Dealer Manager. For purchases by an investor of $10,000,001 or more, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, and the Advisor will pay an additional 1.0% of the total purchase price to the investor, which will be used to purchase additional Class A shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees are charged on such additional Class A shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company by virtue of ownership in Estates through BH’s affiliates. The property management fee is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed at cost for various operating expenses it pays on behalf of the property. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fees incurred
Property management fees (1)	$29	$17	$87	$17
Construction supervision fees (2)	37	2	51	2
Acquisition fees (3)	—	108	—	108

Reimbursements
Payroll and benefits (4)	98	40	297	40
Other reimbursements (5)	8	23	30	23
(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the consolidated statements of operations and comprehensive loss.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(5)

Includes various operating expenses such as repairs and maintenance costs and property general and administrative expenses and are included on the consolidated statements of operations and comprehensive loss.

11. Restricted Share Plan

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

Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 is approximately $6,000 and $13,000, respectively, of compensation expense related to the grants of 6,000 restricted shares of Class A common stock to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 3.55 years as of September 30, 2016.

Under the terms of the restricted share plan, none of the shares have yet to vest. Assuming the Board members do not resign prior to full vesting, shares will vest according to the following schedule:

			Vesting Years and Shares (1)
Board of Directors Member	Grant Year	Number of Shares	2017	2018	2019	2020
John Pons	2016	6,000	1,500	1,500	1,500	1,500
D. Kirk McAllaster, Jr.	2016	6,000	1,500	1,500	1,500	1,500
Total		12,000	3,000	3,000	3,000	3,000
(1)	In each year, the number of shares issued will increase by 3,000 with no corresponding change, on the vesting dates, to additional paid-in capital.

12. Economic Dependency

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

13. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2016, the Company had not entered into any commitments with any parties.

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

14. Pro Forma Financial Information

The Company acquired one multifamily property and two preferred equity investments in multifamily properties during the period January 1, 2015 through September 30, 2016. The following unaudited pro forma information for the nine months ended September 30, 2016 and 2015 has been provided to give effect to the acquisitions as if they had occurred on January 1, 2015. This pro forma financial information is not intended to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods. The following table summarizes the consolidated pro forma results of operations of the Company for the nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2016	2015
Actual:
Total revenues	$2,890	$586
Net loss	(1,203)	(888)
Loss per Class A share - basic and diluted (see Note 2)	(1.96)	(7.67)

Pro forma:
Total revenues	2,890	2,610
Net loss	(675)	(1,767)
Loss per Class A share - basic and diluted (1)	(0.98)	(2.55)
(1)

For pro forma purposes, the Company has calculated basic and diluted loss per share assuming the number of shares of its Class A common stock outstanding as of September 30, 2016 were outstanding during the period for each of the periods presented.

The pro forma information includes adjustments for actual revenues and expenses recorded on the accompanying unaudited consolidated statements of operations and comprehensive loss. Net loss has been adjusted as follows: (1) acquisition costs and acquisition fees have been excluded for pro forma purposes; (2) depreciation and amortization has been adjusted based on the Company’s basis in Estates, and all of the intangible lease assets have been amortized during the nine months ended September 30, 2015 due to the six-month life of intangible lease assets; (3) asset management fees have been added to include the acquisitions on a pro forma basis; (4) corporate general and administrative expenses expected to be incurred on a quarterly basis have been adjusted to include the acquisitions on a pro forma basis and are estimated to be approximately $250,000 per quarter; and (5) interest expense has been added to reflect the additional interest expense that would have been charged on the Credit Facility had the Company drawn on the Credit Facility on January 1, 2015 under the same financing arrangements as existed as of the acquisition dates.

15. Subsequent Events

Status of Our Offering

As of November 10, 2016, the Company had issued 962,380 shares of Class A common stock. On October 31, 2016, the Company sold approximately 260,870 shares of its Class A common stock to an affiliate of the Sponsor for approximately $2.4 million, or $9.20 per share, reflecting the public offering price net of selling commissions and the dealer manager fee.

Distributions Paid

On October 3, 2016, the Company paid distributions of approximately $35,000, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016 and consisted of cash distributions paid in the amount of approximately $300 and approximately $34,700 in Class A shares issued pursuant to the DRIP.

On November 1, 2016, the Company paid distributions of approximately $35,300, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016 and consisted of cash distributions paid in the amount of approximately $400 and approximately $34,900 in Class A shares issued pursuant to the DRIP.

Authorized Distributions

On November 10, 2016, the Board approved and authorized a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on December 1, 2016 and ending February 28, 2017. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. Distributions for all record dates of a given month will be paid approximately three days following month end. The distributions will be payable to stockholders from legally available funds therefor.

Credit Facility

On October 31, 2016, the Company paid down approximately $2.4 million of principal on its Credit Facility, reducing the outstanding principal balance to $17.0 million, which was funded with approximately $2.4 million of Offering proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Capital Trust, Inc., a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to its subsidiaries. Unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our consolidated financial statements and the notes thereto included in this quarterly report.

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

On August 12, 2015, the SEC declared effective our Registration Statement to offer a maximum of up to $1.1 billion in shares of common stock, $0.01 par value per share (the “Offering”), which consists of up to $1.0 billion in shares of common stock in our primary offering and up to $100 million in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”). We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.58 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100 million in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $9.10 per Class T share, which is 95% of the primary offering price.

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

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of September 30, 2016, we had issued approximately 669,322 shares of Class A common stock in our Offering, including 2,391 shares issued pursuant to the DRIP, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $2.3 million, including approximately $22,700 of distributions reinvested through the DRIP. In connection with our incorporation and prior to the effectiveness of the Offering, we sold 22,223 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock on a continuous basis until August 12, 2017, unless extended. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include but are not limited to audit fees, legal fees, board of director fees, and filing fees. We will also reimburse the Advisor for its costs of providing administrative services and operating expenses incurred on our behalf, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”) (see Note 10 to our consolidated financial statements). We may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Fees to affiliates. Fees to affiliates include, but are not limited to, acquisition and disposition fees paid to our Advisor on qualifying assets that are acquired or sold, subject to certain limitations. For more information regarding fees to affiliates, see Note 10 to our consolidated financial statements.

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

Other Income and Expense

Interest expense. Interest expense costs primarily includes the cost of interest expense on debt and the amortization of deferred financing costs.

Equity in income of preferred equity investment. Equity in income of preferred equity investment includes income earned on a stated investment return from preferred equity investments we originate. Equity in income on our preferred equity investments is recorded under the equity method of accounting.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with SEC regulations and guidance, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not begin material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown; on August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village; both multifamily properties.

As of September 30, 2016, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 94.2% leased with an average monthly effective rent per occupied unit of $956. We had also acquired two preferred equity investments in multifamily properties; Bell Midtown and Springs at Stone Oak Village. Both preferred equity investments have a minimum monthly preferred return of 8.0% annualized. Bell Midtown and Springs at Stone

Oak Village have an additional preferred return of 4.0% and 3.0% annualized, respectively, which accrues monthly on a compounding basis if not paid. Our preferred equity investments are accounted for under the equity method of accounting.

The following table sets forth a summary of our operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$984	$586	$2,890	$586
Total expenses	(1,134)	(1,310)	(3,427)	(1,310)
Operating loss	(150)	(724)	(537)	(724)
Interest expense	(413)	(164)	(1,063)	(164)
Equity in income of preferred equity investment	231	—	397	—
Net loss	(332)	(888)	(1,203)	(888)
Net income (loss) attributable to noncontrolling interests	2	(21)	(4)	(21)
Net loss attributable to common stockholders	$(334)	$(867)	$(1,199)	$(867)

The change in our net loss for the three and nine months ended September 30, 2016 as compared to the net loss for the three and nine months ended September 30, 2015 primarily relates to the timing of which our acquisition of Estates was deemed to have been made, which is August 5, 2015, and the realization of equity in income on our two preferred equity investments during the three and nine months ended September 30, 2016, and was partially offset by corporate general and administrative expenses incurred during the three and nine months ended September 30, 2016. We did not have any preferred equity investments nor did we incur any corporate general and administrative expenses during the comparable periods in 2015.

Our results of operations for the three and nine months ended September 30, 2016 and 2015 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenues

Rental income. Rental income was $0.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Rental income was $2.6 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. We expect rental income to increase in future periods as a result of future acquisitions of real estate.

Other income. Other income was $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Other income was $0.3 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect other income to increase in future periods as a result of future acquisitions of real estate.

Expenses

Property operating expenses. Property operating costs were $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Property operating costs were $0.7 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect property operating costs to increase in future periods as a result of future acquisitions of real estate.

Real estate taxes and insurance. Real estate taxes and insurance costs were $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Real estate taxes and insurance costs were $0.3 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect real estate taxes and insurance costs to increase in future periods as a result of future acquisitions of real estate.

Property management fees. Property management fees were less than $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Property management fees were $0.1 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect property management fees to increase in future periods as a result of future acquisitions of real estate.

Asset management fees. Asset management fees were $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. We did not incur any asset management fees for the three and nine months ended September 30, 2015. We expect asset management fees to increase in future periods as a result of future investments in real estate.

Corporate general and administrative expenses. Corporate general and administrative expenses were $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. We did not incur any corporate general and administrative expenses for the three and nine months ended September 30, 2015. We expect corporate general and administrative expenses will increase in future periods as a result of future investments in real estate.

Fees to affiliates. We did not incur any fees to affiliates for the three and nine months ended September 30, 2016. Fees to affiliates were $0.4 million for the three and nine months ended September 30, 2015 and consisted of an acquisition fee payable to our Advisor in connection with the acquisition of Estates. We expect fees to affiliates to increase in future periods as a result of future acquisitions of real estate and originations of preferred equity investments.

Property general and administrative expenses. Property general and administrative expenses were less than $0.1 million and less than $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Property general and administrative expenses were $0.1 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect property general and administrative expenses to increase in future periods as a result of future acquisitions of real estate.

Depreciation and amortization. Depreciation and amortization costs were $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization costs were $1.2 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. We expect depreciation and amortization costs to increase in future periods as a result of future acquisitions of real estate.

Other Income and Expense

Interest expense. Interest expense costs were $0.4 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense costs were $1.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. We expect interest expense costs to increase in future periods as a result of future investments in real estate. The following is a table that details the various costs included in interest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on debt	$357	$156	$943	$156
Amortization of deferred financing costs	56	8	120	8
Total	$413	$164	$1,063	$164

Equity in income of preferred equity investments. Equity in income of preferred equity investments was $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. We did not have any preferred equity investments during the three and nine months ended September 30, 2015. We expect equity in income of preferred equity investments to increase in future periods as a result of future originations of preferred equity investments and the realization of equity in income for an entire period from our preferred equity investments in Bell Midtown and Springs at Stone Oak Village.

Non-GAAP Measures

Net Operating Income

Net Operating Income (“NOI”) is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) equity in income recognized on unconsolidated joint ventures, and (8) expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the property for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. Equity in income from unconsolidated joint ventures is eliminated because the income recognized may not accurately reflect the change in value of our investments in unconsolidated joint ventures from changes in the underlying investments’ results of operations or changes in market conditions; furthermore, we evaluate equity in income recognized from unconsolidated joint ventures as its own reportable segment (see Note 3 to our consolidated financial statements). Entity level general and administrative expenses are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense, gains or losses from the sale of properties, equity in income from unconsolidated joint ventures, other gains and losses as stipulated by GAAP, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs or factors. NOI may fail to capture significant trends in these components of net income (loss) which further limits its usefulness.

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

NOI for the Three and Nine Months Ended September 30, 2016 and 2015

The following table, which has not been adjusted for the effects of any noncontrolling interests, details our NOI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(332)	$(888)	$(1,203)	$(888)
Adjustments to reconcile net loss to NOI:
Asset management fees	93	—	175	—
Corporate general and administrative expenses	266	—	797	—
Fees to affiliates	—	395	—	395
Organization expenses	1	—	16	—
Property general and administrative expenses (1)	—	14	4	14
Depreciation and amortization	360	510	1,228	510
Interest expense	413	164	1,063	164
Equity in income of preferred equity investments	(231)	—	(397)	—
NOI	$570	$195	$1,683	$195
(1)

Adjustment to net loss excludes expenses that are not reflective of the ongoing operations of the property or were incurred on behalf of us at the property for expenses such as legal and other professional fees.

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

The following table reconciles our calculations of FFO and MFFO to net loss, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Net loss	$(332)	$(888)		$(1,203)	$(888)
Depreciation and amortization	360	510		1,228	510
Adjustment for noncontrolling interests	(20)	(5)		(57)	(5)
FFO attributable to common stockholders	8	(383)		(32)	(383)

FFO per share - basic and diluted (1)	$0.01	$(1.31)		$(0.05)	$(0.63)

Acquisition fees and costs (2)	—	542	(3)	—	542	(3)
Adjustment for noncontrolling interests	—	(7)		—	(7)
MFFO attributable to common stockholders	8	152		(32)	152

MFFO per share - basic and diluted (1)	$0.01	$0.52		$(0.05)	$0.25

(1)

During the three and nine months ended September 30, 2016, the dilutive impact of the assumed vesting of our restricted shares of Class A common stock was less than $0.01. We did not have any potentially dilutive securities during the three and nine months ended September 30, 2015.

(2)

By excluding acquisition fees incurred to the Advisor and acquisition costs, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with our analysis of the investing and operating performance of our investments. Acquisition fees and costs under GAAP are considered operating expenses and are expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and costs will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net proceeds from the disposition of properties or redemption of preferred equity investments are generated to cover the purchase price of the investment, these costs and other costs related to the investment. In the event that proceeds from the Offering are not available to fund the acquisition fees incurred to the Advisor, such fees will need to be paid to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties or redemption of preferred equity investments, or from ancillary cash flows. The acquisition of properties and origination of preferred equity investments, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.

(3)	Includes approximately $0.4 million of acquisition fees incurred to our Advisor in connection with the acquisition of Estates.

Our FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 are not indicative of FFO and MFFO expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future FFO and MFFO.

Liquidity and Capital Resources

Our principal demands for funds are for property acquisitions and preferred equity originations, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on any outstanding indebtedness. Generally, cash needs for items other than acquisitions and originations are met from operations, and cash needs for acquisitions and originations are funded by our Offering and debt. Cash needs for principal payments due in the next twelve months will generally be funded from excess cash from operations and proceeds from our Offering. However, to the extent we are unable to generate sufficient excess cash from operations or raise sufficient proceeds through our Offering to make principal payments as they come due, it may be necessary to sell assets at less than their fair value or before we feel the full value has been recognized. This may cause a disruption in our operations and inhibit our ability to meet our objectives. However, there may be a delay between the sale of our shares and our acquisitions and originations, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. As a result, we may increase leverage above our targeted level on a temporary basis in order to make current investments and then use proceeds from our Offering to lower the leverage. Over time, as we become established and the fundraising effort begins to scale, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our preferred equity investments. Over the long term, and on an aggregate basis, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets.

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

Cash Flows

The following table presents selected data from the Company’s consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (in thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$480	$36
Net cash used in investing activities	(11,904)	(41,316)
Net cash provided by financing activities	11,336	41,496
Net increase (decrease) in cash and cash equivalents	(88)	216
Cash and cash equivalents, beginning of period	601	200
Cash and cash equivalents, end of period	$513	$416

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with SEC regulations and guidance, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the Original Acquisition Date by our Sponsor. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not begin material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown; on August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village; both multifamily properties. Our overall cash flows from operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $0.5 million compared to net cash provided by operating activities of less than $0.1 million for the nine months ended September 30, 2015. The increase in net cash from operating activities was mainly due to changes in net loss and non-cash contributions, offset by changes in depreciation and amortization.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $11.9 million compared to net cash used in investing activities of $41.3 million for the nine months ended September 30, 2015. The change in cash flows from investing activities was mainly due to the origination of two preferred equity investments during the period in 2016 for a combined $11.25 million compared to the acquisition of one property during the period in 2015 for a purchase price of $41.2 million. Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of properties and originations of preferred equity investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $11.3 million compared to net cash provided by financing activities of $41.5 million for the nine months ended September 30, 2015. The change in cash flows from financing activities was mainly due $2.0 million of proceeds received from the Offering and $9.4 million of proceeds from additional indebtedness incurred on our Credit Facility to fund a portion of our preferred equity originations during the period in 2016 compared to the acquisition of one property during the period in 2015 for a purchase price of approximately $41.2 million, which was funded through debt and capital contributions.

Mortgage Indebtedness

As of September 30, 2016, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million. As of September 30, 2016, the interest rate on the outstanding mortgage indebtedness related to the Company was 2.43%. For additional information regarding our mortgage indebtedness, see Note 7 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At September 30, 2016, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.00%.

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

Credit Facility

On August 19, 2016, the OP and the Sponsor amended the Credit Facility (the “Amendment”) with KeyBank to increase the commitment from $15.0 million to $20.0 million, and we, through the OP, immediately drew $5.25 million on the Credit Facility to originate our preferred equity investment in Springs at Stone Oak Village. Pursuant to the Amendment, the principal balance of the Credit Facility was reduced to $17.0 million as of October 31, 2016, and will be reduced to $15.0 million as of December 31, 2016.

As of September 30, 2016, we had $19.4 million outstanding on our Credit Facility, which is recourse to us. The Credit Facility bears interest at an annual rate of 4.0% plus one-month LIBOR. The Credit Facility is payable in full on April 7, 2017. We are in discussions with KeyBank to extend the maturity date, alleviating the necessity to repay the Credit Facility in full in April 2017.

On October 31, 2016, we paid down approximately $2.4 million of principal on our Credit Facility, reducing the outstanding principal balance to $17.0 million, which was funded with approximately $2.4 million of Offering proceeds (see Note 15 to our consolidated financial statements).

Leverage Limit

There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines) (the “Leverage Limit”). However, we intend to target a leverage ratio of 50% to 60% for our portfolio. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. We expect that during the period of the Offering, we will seek such independent director approval of borrowings in excess of the Leverage Limit since we are in the process of raising our equity capital to acquire our portfolio. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investments in Bell Midtown and Springs at Stone Oak Village, our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage.

Obligations and Commitments

As of September 30, 2016, we had no outstanding obligations or commitments that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Distributions

Our Board has declared daily distributions on our Class A common stock through November 30, 2016 that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time.

Distributions declared (1) accrue daily to our Class A stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.00164 per share per day during the period ended November 30, 2016, which if paid each day over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

The Class A common stock distributions declared and paid during the three months ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP were as follows:

			Distributions Paid (2)
Period (Quarter ended September 30, 2016)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested	Total
July	$—	$—	$—	$—	$—
August	33,500	0.049	10,800	22,700	33,500
September	35,000	0.051	—	—	—
Total	$68,500	$0.100	$10,800	$22,700	$33,500

(1)	Based on number of days each Class A share was issued and outstanding during the period presented.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the three months ended September 30, 2016, we paid aggregate distributions of approximately $33,500, including approximately $10,800 of distributions paid in cash and 2,391 shares of our Class A common stock issued pursuant to our DRIP for approximately $22,700. For the three months ended September 30, 2016, our net loss was approximately $0.3 million and we had net cash provided by operating activities of approximately $0.1 million. For the three months ended September 30, 2016, we funded 100% of distributions paid from net cash provided by operating activities.

We expect to continue paying monthly distributions to our stockholders. Because all of our operations are performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions or make the distributions out of net proceeds from the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

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

Distributions are paid to our stockholders when and if authorized by the Board and declared by us out of legally available funds. Distributions are authorized at the discretion of the Board, which is influenced in part by its intention to comply with the REIT requirements of the Code. We intend to make distributions sufficient to meet the annual distribution requirement and to avoid U.S. federal income and excise taxes on our earnings; however, it may not always be possible to do so. Each distribution will be accompanied by a notice which sets forth: (a) the record date; (b) the amount per share that will be distributed; (c) the equivalent annualized yield; (d) the amount and percentage of the distributions paid from operations, offering proceeds and other sources; and (e) for those investors participating in the DRIP, a statement that a distribution statement will be provided in lieu of a check. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of September 30, 2016, we own interests in two joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investees.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates and the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering expenses, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 10 to our consolidated financial statements for a discussion of the various related-party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2016, we had total indebtedness of $46.3 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swap agreements, interest rate caps and rate lock arrangements. At September 30, 2016, an interest rate cap agreement covered $26.9 million of the $46.3 million of our total outstanding indebtedness. As of September 30, 2016, this interest rate cap agreement caps the related floating rate debt at 6.0% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of September 30, 2016, the weighted average interest rate of our total indebtedness was 3.31%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our annual interest expense of the amounts illustrated in the table below for our indebtedness as of September 30, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$116
0.50%	232
0.75%	347
1.00%	463

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report on Form 10-Q was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Securities Act”). On May 16, 2016, we re-elected the directors to the Board for a one-year term expiring in 2017 and granted each of the two independent directors an additional 3,000 restricted shares of the Company’s Class A common stock under the restricted share plan. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

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

As of September 30, 2016, we had issued 669,322 shares of Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 234,539 shares, including 2,391 shares issued pursuant to the DRIP, resulting in gross proceeds of approximately $2.3 million, including approximately $22,700 of distributions reinvested through the DRIP. In connection with raising the minimum offering amount and breaking escrow, we recorded less than $0.1 million of organization and offering expenses for the three and nine months ended September 30, 2016 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

We intend to use substantially all of the net proceeds from the Offering to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. We may also seek to invest in multifamily housing debt and mezzanine debt, and common and preferred stock of both publicly traded and private real estate companies. As of September 30, 2016, we had acquired one multifamily property for a purchase price of $41.2 million and originated two preferred equity investments of a combined $11.25 million in multifamily properties. These investments were acquired through the issuance of $4.0 million of our Class A common stock, $2.2 million in proceeds from the Offering, and $46.3 million in secured financings.

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

4.1	Distribution Reinvestment Plan (included in the prospectus dated April 27, 2016 as Appendix A and incorporated herein by reference).

4.2

First Amendment to Distribution Reinvestment Plan (included as Appendix A to Supplement No. 2 to the prospectus dated April 27, 2016, as filed on September 9, 2016 and incorporated herein by reference).

4.3	Form of Subscription Agreement (included in the prospectus dated April 27, 2016 as Appendix B and incorporated herein by reference).

4.4	Form of Multiproduct Subscription Agreement (included in the prospectus dated April 27, 2016 as Appendix C and incorporated herein by reference).

10.1

Amendment No. 1 to the Dealer Manager Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated March 23, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on March 25, 2016 and incorporated herein by reference).

10.2

Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank National Association as Lender and Administrative Agent, dated April 7, 2016 (included as Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference).

10.3

First Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated August 19, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference).

10.4

Pledge and Security Agreement, by and among NREA SOV Investors, LLC and KeyBank, National Association, dated August 19, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference).

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

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: November 10, 2016	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: November 10, 2016	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)