Form 10-K
period 2016-12-31
Nexpoint Multifamily Capital Trust, Inc.
filed 2017-03-28
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of Class A common stock and Class T common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per Class A share and $9.58 per Class T share, with discounts available for certain categories of purchasers. The registrant was formed on November 12, 2013, and commenced its initial public offering on August 12, 2015. There were approximately 272 shares of Class A common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2017, the registrant had 1,053,543 shares of Class A common stock, $0.01 par value, outstanding, and 0 shares of Class T common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-K

Year Ended December 31, 2016

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” or “potential,” or by the negative of these words and phrases, or by similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Statements regarding the following subjects may be affected by a number of risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements:

•	our use of the proceeds of the offering;
•	our business and investment strategy;
•	our ability to make investments in a timely manner or on acceptable terms;
•	the adequacy of our cash resources, financing sources and working capital;
•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with our projections;
•	the effect of general market, real estate market and economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;
•	our ability to make scheduled payments on our debt obligations;
•	the degree and nature of our competition;
•	the availability of qualified personnel at NexPoint Real Estate Advisors II, L.P. (our “Advisor”) and Highland Capital Funds Distributor, Inc. (our “Dealer Manager);
•	our ability to qualify and maintain our qualification as a REIT;
•	our ability to successfully raise capital in our public offering;
•	our ability to make distributions;
•	our dependence on the resources and personnel of our Advisor and Highland Capital Management, L.P. (our “Sponsor” or “Highland”);
•	the lack of a public trading market for our shares;
•	any failure in our Advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•	the effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	the impact of any conflicts arising among us, our Advisor and our Sponsor;
•	changes in laws or regulations governing various aspects of our business and public, non-listed REITs generally;
•	changes to U.S. generally accepted accounting principles (“GAAP”); and
•	other subjects referenced in this Annual Report, including those set forth under Item 1A. “Risk Factors.”

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

ii

PART I

ITEM 1. BUSINESS

General

NexPoint Multifamily Capital Trust, Inc. (the “Company,” “we,” “our,” and “us”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) unless it does not meet the qualifications to be taxed as a REIT. The Company is externally managed by its Advisor pursuant to an advisory agreement, as amended, dated August 10, 2015 and renewed on August 10, 2016 (the “Advisory Agreement”). Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s properties. All properties may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Offering”), which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The Company is publicly offering two classes of shares of common stock, Class A shares and Class T shares. The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.58 per Class T share of common stock. The initial offering price for the shares sold in the DRIP is $9.50 per Class A share of common stock and $9.10 per Class T share of common stock. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. The Offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (Registration No. 333-200221) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). Highland Capital Funds Distributor, Inc., an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

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

Substantially all of the net proceeds of the Offering are used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of December 31, 2016, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of December 31, 2016, the Company had received a total of $4.8 million of gross offering proceeds, including approximately $139,700 of distributions reinvested through the DRIP.

On April 7, 2016, the Company acquired from its Sponsor, the Sponsor’s indirect 95% interest (valued at approximately $39.6 million) in a 330-unit multifamily residential community located in Phoenix, Arizona, known as Estates on Maryland (“Estates”). The Sponsor contributed Estates to the Company at the original cost to the Sponsor of approximately $39.6 million, less assumed debt encumbering the property, in exchange for approximately 434,783 shares of the Company’s Class A common stock at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. The Company, pursuant to the agreement entered into for the acquisition of Estates (the “Contribution Agreement”), then transferred the acquired interests to the OP in exchange for approximately 434,783 partnership units in the OP.

As of December 31, 2016, the Company had issued 953,602 shares of Class A common stock in the Offering, including 14,709 shares of Class A common stock issued pursuant to the DRIP.

As the Company accepts subscriptions and issues shares of its common stock in the Offering, the Company will transfer substantially all of its acquired interests in investments to the OP as a contribution in exchange for partnership units and the Company’s percentage ownership in the OP will increase proportionately.

Financial Information about Segments

We have two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. Our segment related to operating multifamily properties generates rental income and other income through the operation of properties. Our segment related to preferred equity investments earns equity in income on a stated investment return. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives.

For additional information regarding our reportable segments, see Note 3 to our consolidated financial statements.

2016 Highlights

Key highlights and transactions completed in 2016 by us include the following:

•

Commenced Material Operations: Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until we met the Minimum Offering Requirement. On March 24, 2016, we met the Minimum Offering Requirement and the proceeds held in escrow were released to us, thus allowing us to commence material operations.

•	Operating Property Acquisition: We acquired one multifamily property totaling 330 units.
Property Name	Location	Number of Units	Date of Acquisition		Purchase Price (in thousands)
Estates on Maryland	Phoenix, Arizona	330	April 7, 2016	(1)	$39,573	(2)
(1)

Estates was acquired from our Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (see Note 2 to our consolidated financial statements).

(2)

Purchase price is equivalent to 95% of the contract purchase price of Estates, which represents our ownership percentage and does not include acquisition fees paid by us to our Advisor, which were approximately 1.0% of our purchase price.

•

Preferred Equity Investment Originations and Redemption: We originated two preferred equity investments in multifamily properties. The Bell Midtown preferred equity investment, as described below, was redeemed in full on December 23, 2016.

Property Name	Location	Number of Units	Date Originated	Amount of Investment (in thousands)	Current Pay Rate	Accrued Pay Rate (1)	Effective Ownership Percentage at December 31, 2016
Bell Midtown	Nashville, Tennessee	170	April 7, 2016	$6,000	8.0%	4.0%	—%	(2)
Springs at Stone Oak Village	San Antonio, Texas	360	August 19, 2016	5,250	8.0%	3.0%	35%	(3)
(1)	Payment of the accrued pay rate is optional and accrues monthly on a compounding basis if not paid.
(2)	Our $6.0 million preferred equity interest in Bell Midtown was redeemed in full on December 23, 2016 by WW Olympus Midtown, LP, the entity that directly owns Bell Midtown.
(3)	Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Springs at Stone Oak Village.

•

Credit Facility Financing: On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million (the “Commitment”) with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and we, through the OP, immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank we assumed upon the acquisition of Estates. On April 7, 2016, we used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate our $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, we and an affiliate of BH Equities, LLC (“BH Equity”) provided a guarantee to KeyBank. We pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. In addition, an affiliate of the Sponsor pledged registered equity securities to KeyBank as collateral for the Credit Facility. On August 19, 2016, we amended the Credit Facility (the “Amendment”) to, among other things, increase the Commitment from $15.0 million to $20.0 million, and we immediately drew $5.25 million on the Credit Facility to originate our preferred equity investment in Springs at Stone Oak Village. During the fourth quarter of 2016, using approximately $2.4 million of gross offering proceeds and $6.0 million of cash received from the redemption of our preferred equity investment in Bell Midtown, we reduced the principal balance of the Credit Facility to $11.0 million as of December 31, 2016. The Credit Facility is payable in full on April 7, 2017. We are in discussions with KeyBank to extend the maturity date, alleviating the need to repay the Credit Facility in full in April 2017. For additional information regarding the Credit Facility, see Note 7 to our consolidated financial statements.

•

Distributions: We paid cash distributions of approximately $12,000 and distributed approximately $139,700 in shares of our Class A common stock pursuant to the DRIP, which together, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

Our Real Estate Portfolio

As of December 31, 2016, we owned one multifamily property, Estates, encompassing 330 units that was approximately 95.8% occupied with a weighted average monthly effective rent per occupied unit of $941. We also had one preferred equity investment of $5.25 million in a multifamily property with a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 3.0% annualized, which accrues monthly on a compounding basis if not paid. The property underlying our preferred equity investment encompasses 360 units that was approximately 87.2% occupied with a weighted average monthly effective rent per occupied unit of $1,088 as of December 31, 2016. For additional information regarding our investments, see Item 2. “Properties” and Notes 2, 3, 4, 5 and 6 to our consolidated financial statements.

Our Investment Objectives

Our primary investment objectives are:

•	to provide current income for our stockholders through the payment of cash distributions;
•	to preserve and return stockholder capital contributions; and
•	to realize capital appreciation on our properties.

We plan to implement our investment objectives as follows:

•

Investing in Multifamily Properties. We intend to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties, in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire will have a purchase price between $20 million and $30 million. To the extent practical, we may implement a modest value-add component on “core-plus” properties that will consist, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program will be implemented at the direction and supervision of our Advisor.

•

Investing in Preferred Equity Investments in Multifamily Properties. We intend to originate preferred equity investments in “core” and “core-plus” multifamily properties, primarily located in large cities and suburban markets of large cities in the Southeastern and Southwestern United States, that have been well-maintained, have few deferred maintenance issues and are owned by experienced and high quality operators. We intend to originate preferred equity investments when the risk return profile is more attractive than direct property investments. We believe this strategy will minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles.

•

Allocate Capital Through the Market Cycle. We intend to allocate our investments among direct property investments and preferred equity investments according to the overall multifamily real estate cycle (see the section captioned “Market Opportunity” below). As the cycle is moving past the Recovery phase and entering the Expansion phase, we intend to allocate a majority of our assets to preferred equity investments. During the Early Downturn phase, we intend to allocate approximately half of our assets to preferred equity investments. Alternatively, as the cycle begins to move through the Full Downturn phase and enter the Recovery phase, we intend to allocate a majority of our assets to direct investments in real estate properties.

•

Using Leverage to Increase Stockholder Value. Over time, as we become established and our fundraising effort begins to scale, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our preferred equity investments. Over the long term, and on an aggregate basis, we intend to finance our investment portfolio conservatively at a target leverage level of 50% to 60% loan-to-value. We generally will seek leverage with optionality for refinancing (such as floating rate debt). In our management team’s experience, we believe this leverage strategy will result in the opportunity to maximize returns for our stockholders.

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

We intend to target multifamily properties that:

•	have been institutionally developed and owned prior to our acquisition;
•	have stabilized occupancy;
•	are generally less than ten years old; and
•	can be acquired at an attractive cap rate relative to Class B multifamily properties.

We seek to own and operate multifamily properties in areas that have:

•	major employment centers, parks and schools nearby;
•	a stable work force, combined with positive net population growth;
•	well-paying jobs provided by a diverse mix of employers;
•	a favorable cost of living; and
•	reduced competition from larger multifamily REITs and large institutional real estate investors who tend to focus on select coastal and gateway markets.

Origination Strategy

We intend to originate preferred equity investments in “core” and “core-plus” multifamily properties located in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to allocate to preferred equity investments:

•	a majority of our assets during the Expansion phase of the real estate cycle;
•	approximately half of our assets during the Early Downturn phase of the real estate cycle; and
•	less than a majority of our assets during the Full Downturn and Recovery phases of the real estate cycle.

We generally intend to target preferred equity opportunities on properties that:

•	are well-maintained with few deferred maintenance issues; and
•	are owned by experienced and high quality operators.

Market Opportunity

Real estate markets are in the eighth year of a recovery in which prices in selected markets have more than doubled since the post-2008 lows. Our Advisor believes certain real estate sectors are reaching the top of the cycle or have already hit the top. Capitalization rates, a valuation measurement that represents the unleveraged return that a purchaser of a commercial property expects to receive from such property, across sectors are at historic lows. Although outside factors such as Federal Reserve policy, foreign buyers and global fiscal policies may continue to exert artificial influence on capitalization rates, our Advisor believes capitalization rates will begin expanding in 2017 and 2018. Our Advisor’s view is that in order to invest throughout a full real estate cycle and earn superior risk-adjusted total returns, it is necessary to tactically allocate investments among various real estate sectors and throughout the capital structure of a real estate investment. Our Advisor believes that as the cycle is moving past the Recovery phase and entering the Expansion phase (see chart below), a prudent allocation in real estate is to begin allocating more resources to credit investments. Alternatively, as the cycle begins to move through the Full Downturn phase and enter the Recovery phase, more resources should be allocated to direct investments in real estate properties. In the opinion of our Advisor, a tactical approach leads to lower drawdowns, higher yields and ultimately, higher total returns, and allows an investor to invest in the real estate market without having to increase or decrease his or her exposure in various real estate investments to avoid the negatives of the real estate cycle while gaining exposure to the positives of the cycle. A tactical allocation potentially provides a “hedge” against changes in the real estate cycle.

We view the various phases of the real estate cycle and respective trends of performance drivers in each phase as follows:

Disposition Strategy

We intend to hold each property we acquire for an extended period. However, circumstances might arise that could result in the early sale of some properties. We expect to make the determination with respect to whether we should sell or dispose of a particular property based on our determination that the sale of the property would be in the best interest of our stockholders. In the case of preferred equity investments, these investments are less liquid and will likely only be disposed of when the equity holder redeems them.

The determination of whether a particular property should be sold or otherwise disposed of before the end of the expected holding period for the property will be made after consideration of relevant factors (including prevailing economic conditions, the performance or projected performance, appreciation of the property, current tenant creditworthiness and relevant tax regulations) with a view to achieving maximum capital appreciation. We cannot assure you that this objective will be realized. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

We may reinvest the proceeds of property sales in investments that satisfy our investment objectives. However, if we do not begin the process of achieving a liquidity event by the fifth anniversary of the termination of our primary offering, our charter requires our Board, including a majority of our independent directors, to adopt a resolution declaring that a plan of liquidation of our company is advisable and directs that the plan of liquidation be submitted for consideration at either an annual or special meeting of stockholders, unless, in either case, the adoption of a plan of liquidation by our Board and submission of such plan to stockholders is postponed by a vote of a majority of our Board, including a majority of the independent directors. If we have sought and failed to receive stockholder approval of a plan of liquidation, we will continue operating and, upon the written request of stockholders owning in the aggregate not less than 10% of the then outstanding shares of our common stock, the plan of liquidation will be submitted for consideration by proxy statement to the stockholders up to once every two years.

Financing Strategy

We intend to use primarily floating rate debt to finance the purchases of our properties and originations of our preferred equity investments. We believe floating rate debt offers the most flexibility in regard to financing options. We intend to utilize interest rate caps or interest rate swaps in order to manage our exposure to rising interest rates. Over time, if we decide to keep a property longer term after initial improvements are made and NOI has increased, we may choose to refinance the property with longer-term fixed rate debt. For corporate and bridge financing purposes, we plan to utilize revolving credit facilities, which are generally structured as floating rate facilities.

Our charter limits our borrowings to 300% of our total “net assets” (as defined in our charter in accordance with the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investment (the “Leverage Limit”). However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We expect that during the period of the Offering, we will seek such independent director approval of borrowings in excess of the Leverage Limit since we are in the process of raising our equity capital to acquire our portfolio. For example purposes only, justification could be found by a majority of the independent directors: (i) if the value of our portfolio declined and new borrowings were necessary to repay existing obligations, (ii) to pay sufficient distributions to maintain our REIT status, or (iii) to buy a property where an exceptional acquisition opportunity presented itself and the terms of the debt and nature of the property were such that the debt did not increase the risk that we would become unable to meet our financial obligations as they became due. Should a majority of the independent directors find justification, there will be no limitation on our portfolio leverage. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Springs at Stone Oak Village, our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage.

Property Management Strategy

We expect the significant majority of the entities through which we will own our properties will enter into management agreements with BH Management Services, LLC (“BH”). Pursuant to these agreements, BH will operate and lease our properties. BH has over 24 years of experience operating and leasing multifamily properties, and as of the date of this Annual Report, manages approximately 65,000 multifamily units in 21 states. Approximately 20% of the properties currently managed by BH are owned by our affiliate. In addition to property management and leasing services, BH may also provide us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We will utilize BH for property and construction management services and leasing, paying BH a property management fee of approximately 3% of gross income from each property managed, in addition to certain expense reimbursements. In the past, affiliates of our Advisor have co-invested with affiliates of BH in properties and we may make co-investments with them in joint ventures that we control and will be consolidated into our financial statements.

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

Duties of Our Advisor. Our Advisory Agreement provides that our Advisor, subject to the overall supervision of the Board, manage the day-to-day operations of, and provide investment management services to, us. The Advisory Agreement requires our Advisor to provide us with all services necessary or appropriate to conduct our business, including the following:

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio properties);
•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;
•	structure the terms and conditions of our real estate acquisitions, sales or joint ventures;
•	acquire properties and originate preferred equity investments in properties on our behalf in compliance with our investment objectives and policies;
•	arrange for financing and refinancing of properties and other real estate-related assets;
•	enter into leases and service contracts for our properties;
•	oversee the performance of our property managers;
•	review and analyze the properties’ operating and capital budgets;
•	generate an annual budget for us;
•	review and analyze financial information for each property and the overall portfolio;
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

Asset Management Fee. Our Advisory Agreement requires that we pay our Advisor a monthly asset management fee in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of our gross assets (before reserves for depreciation or other non-cash reserves), which is not reduced by amounts borrowed to acquire such assets, and additional amounts used for improvements, computed by taking the average of the book value of our gross assets at the end of each month (or partial month), and is payable monthly in arrears.

Acquisition Fee. We may pay our Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

Disposition Fee. We may pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or our real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of our independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of our real estate portfolio, excluding selling costs. In the event of our sale, we would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred.

Reimbursement of Expenses. We will reimburse the Advisor and its affiliates for organization and offering expenses incurred on our behalf (excluding selling commissions, dealer manager fees and the distribution fee) in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. Organization and offering expenses include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of our escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers.

In addition, we will reimburse the Advisor for expenses actually incurred related to selecting, evaluating and acquiring assets on our behalf, regardless of whether we actually acquire the related assets. In addition, we will also pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether we acquire the related assets. We expect these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment.

We will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on our behalf, subject to the limitation that we will not reimburse the Advisor for any amount by which our total operating expenses, as defined below, at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, we will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition expenses or real estate commissions. We will not reimburse the Advisor for salaries and benefits paid to our executive officers.

“Total Operating Expenses” means all expenses paid or incurred by us that are in any way related to our operations, including our allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of our common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). Notwithstanding the foregoing, we may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. The Advisor must reimburse us for the amount by which our Total Operating Expenses for the four preceding fiscal quarters then ended exceed the 2%/25% Guidelines, unless approved by our independent directors.

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

Potential Acquisition of our Advisor. Many REITs that are listed on a national stock exchange are considered “self-managed” since the employees of such REITs perform all significant management functions. In contrast, REITs that are not self-managed, like us, typically engage a third party, such as our Advisor, to perform management functions on its behalf. If we list our shares on a national stock exchange in the future, our independent directors may determine that we should become self-managed through the acquisition of our Advisor, which we refer to as an internalization transaction.

Our Sponsor

Highland is an SEC-registered investment adviser which, together with its affiliates, had approximately $15.0 billion in assets under management as of January 31, 2017. Highland is one of the most experienced global alternative credit managers. The firm invests in various credit and equity strategies through hedge funds, long-only funds, separate accounts, collateralized loan obligations, non-traded funds, publicly traded funds, closed-end funds, including an interval fund and a business development company, mutual funds and ETFs, and manages strategies such as distressed-for-control private equity, oil and gas, direct real estate, real estate credit and originated or structured real estate credit investments. The members of Highland’s real estate team, both during their tenure at Highland and in their previous roles before joining Highland, and employees of BH have a long history of investing in real estate and debt related to real estate properties.

Affiliated Dealer Manager

The Dealer Manager, an entity under common ownership with the Advisor, serves as the dealer manager of the Offering. The Dealer Manager and Advisor are related parties and will receive fees, distributions and other compensation for services related to the Offering and the investment and management of our assets. The Advisor will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages, and the Dealer Manager will receive fees during the offering stage.

Selling Commissions. We pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A shares and up to 3.0% of gross offering proceeds from the sale of Class T shares. The Dealer Manager is expected to reallow all selling commissions to participating broker-dealers. We will not pay selling commissions with respect to shares of any class sold pursuant to our DRIP. The selling commissions may be reduced or waived in connection with certain categories of sales.

Dealer Manager Fee. We pay the Dealer Manager a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A shares and Class T shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. We will not pay dealer manager fees in connection with purchases of shares made pursuant to our DRIP. The dealer manager fee may be reduced or waived in connection with certain categories of sales.

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

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, we entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor will pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor will pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor will pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0% of the purchase price. For purchases by an investor of $10,000,001 or more, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0% of the purchase price, and the Advisor will pay an additional 1.0% of the total purchase price to the investor, which will be used to purchase additional Class A shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees are charged on such additional Class A shares.

Our Property Manager

The entities through which we will own the properties in our portfolio are expected to enter into management agreements with BH. Pursuant to these agreements, BH will operate and lease the underlying properties in the portfolio. In addition to property management and leasing services, BH may also provide us with market research, acquisition advice, a pipeline of investment opportunities and construction management services. We will utilize BH for property and construction management services and leasing, paying BH a management fee of approximately 3% of the monthly gross income from each property managed, in addition to certain other fees described under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Americans with Disabilities Act

The properties in the portfolio must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We expect that our properties will be in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will assess our properties and make alterations as appropriate in this respect.

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

Corporate Information

Our Advisor’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. The Advisor’s telephone number is (972) 628-4100. We maintain a website at www.nmcreit.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website as soon as reasonably practicable after we file such material with, or furnish to, the SEC. Information contained on, or accessible through, our website, is not incorporated by reference into, and does not constitute a part of, this Annual Report or any other report or documents we file with or furnish to the SEC.

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

Risks Relating to an Investment in Us

We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.

We commenced material operations on April 7, 2016 with our acquisitions of Estates and a preferred equity investment in Bell Midtown, which has subsequently been redeemed in full. We and our Advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than an investment in the shares of common stock of a REIT with a substantial operating history.

We have incurred net losses on a GAAP basis for the years ended December 31, 2016 and 2015.

We have incurred net losses on a GAAP basis for the years ended December 31, 2016 and 2015 of approximately $1.5 million and $1.8 million, respectively. Our losses are primarily attributed to acquisition related expenses, corporate general and administrative expenses, and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

We may be unable to maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to acquire commercial real estate assets as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot provide assurance that we will be able to maintain the current level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of commercial real estate will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by the Board in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make distributions required to qualify for or maintain our REIT status, which may materially adversely affect an investment in our shares.

Purchases of common stock by our directors, our officers, officers and employees of the Dealer Manager, other affiliates and individuals designated by management in the Offering should not influence investment decisions of independent, unaffiliated investors.

Our directors, officers and employees of the Dealer Manager and other affiliates and individuals designated by management may purchase shares of our common stock. Management may designate individuals who have prior business and/or personal relationships with our executive officers, directors or Sponsor, including, without limitation, any service provider. There can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in the Offering. Any shares purchased by directors, officers, officers and employees of the Dealer Manager, other affiliates or friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, officers and employees of the Dealer Manager, other affiliates or friends should not influence a decision to invest in shares of our common stock, and an investor should make their own independent investment decision concerning the risks and benefits of an investment in our common stock.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

We compete to acquire real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties and originate preferred equity investments, than we do. We cannot be sure that the Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if the Advisor makes investments on our behalf, our objectives will be achieved. Therefore, the large size of the Offering increases the risk that we may pay too much for real estate acquisitions. If we, through the Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments and may, ultimately, liquidate. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future that meet our investment objectives. As a result, any distributions we make while our portfolio is not fully invested in properties meeting our investment objectives may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested in properties meeting our investment objectives. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in the Offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of the Offering increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of the Offering. Delays we encounter in the selection, acquisition, origination and development of income-producing properties and investments would likely limit our ability to pay distributions to stockholders and reduce overall returns. Moreover, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, a stockholder could suffer delays in the distribution of cash distributions attributable to those particular properties. A stockholder should expect to wait several months after the closing of a property acquisition before we can pay cash distributions attributable to such property.

The personnel of the Advisor do not have significant experience in operating under the constraints imposed on us as a REIT which may hinder the achievement of our investment objectives.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes numerous constraints on the operations of REITs that do not apply to many of the other investment vehicles managed by Highland and its affiliates. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to so comply could cause us to fail to satisfy the requirements associated with REIT status. The personnel of the Advisor do not have significant experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot provide assurance that the Advisor will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

We depend upon key personnel of Highland, the Advisor and its affiliates.

We are an externally managed REIT and therefore we do not have any internal management capacity or employees. We depend to a significant degree on the diligence, skill and network of business contacts of certain of our executive officers and other key personnel of the Advisor and its affiliates to achieve our investment objectives, including Messrs. Dondero, McGraner and Mitts, all of whom are difficult to replace. We expect that the Advisor will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Advisory Agreement.

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

The Advisor is an affiliate of Highland and, in turn, depends upon access to the investment professionals and other resources of Highland and its affiliates to fulfill its obligations to us under the Advisory Agreement. The Advisor also depends on Highland and its affiliates to obtain access to deal flow generated by its professionals. We believe that our future success depends, in a large part, on Highland and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition to retain such personnel is intense, and we cannot provide assurance that Highland and its affiliates will be successful. Through a Shared Services Agreement between the Advisor and the Sponsor, the Advisor may utilize employees from affiliated entities, including Highland, in connection with various services such as human resources, accounting, tax, valuation, information technology services, office space, employees, compliance, and legal. Under the Shared Services Agreement, these costs are allocated to the Advisor based on a per employee charge that is assigned to provide services to it. To the extent an employee is not fully allocated to the Advisor, the charge for services is pro-rated accordingly. Highland and the Advisor or its affiliates pay all of the employees assigned to provide services to the Advisor. We cannot provide assurance that Highland and its affiliates will fulfill their obligations under this agreement with the Advisor. If Highland and its affiliates fail to perform, we cannot provide assurance that the Advisor will enforce the Shared Services Agreement, that such agreement will not be terminated by either party, or that we will continue to have access to the investment professionals of Highland and its affiliates, or their market knowledge and deal flow.

If the Advisor is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on the Advisor’s ability to identify, invest in and monitor properties that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon the Advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The Advisor has substantial responsibilities under the Advisory Agreement. The personnel of the Advisor are engaged in other business activities that could distract them and divert their time and attention such that they can no longer dedicate a significant portion of their time to our business or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of the Advisor, members of the Advisor’s investment committee or by Highland or its affiliates.

Our primary focus of acquiring and investing in a diversified portfolio of “core” and “core-plus” multifamily properties and preferred equity investments in “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States differs from that of certain existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of the Advisor, members of the Advisor’s investment committee or sponsored by Highland or its affiliates. In addition, many of the previously sponsored investment programs by Highland were significantly different from us in terms of targeted assets, regulatory structure and limitations, investment strategy and objectives and investment personnel. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Highland affiliates. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of the Advisor’s investment committee or sponsored by Highland or its affiliates. We also cannot provide assurance that we will replicate the historical results achieved by members of the investment committee, and we caution that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

Because this is a “blind pool” offering, you will not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

Since we have not identified the investments we will make with the proceeds from this Offering, this Offering is considered to be a “blind pool” offering. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of properties or origination of preferred equity investments. Our ability to identify well-performing properties and preferred equity investments and achieve our investment objectives depends upon the performance of our Advisor in the acquisition of our investments and the determination of any financing arrangements.

We will seek to invest substantially all of the net proceeds from the primary offering, after the payment of fees and expenses, to acquire and invest in multifamily properties and preferred equity investments in multifamily properties in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. We expect to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. We will not provide you with information to evaluate our proposed investments prior to our acquisition of those investments. Because of the illiquid nature of our shares, even if we disclose information about our potential investments before we make them, it will be difficult for you to sell your shares promptly or at all. Furthermore, our Board has broad discretion in implementing policies regarding tenant creditworthiness and you will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that your investment may not generate returns consistent with your expectations.

Our strategy for acquiring value-add multifamily properties involves greater risks than more conservative investment strategies.

One of our primary strategies is acquiring multifamily properties with a modest value-add component. Therefore, for a majority of the value-add multifamily properties we intend to acquire, we intend to execute a modest value-add strategy whereby we intend to acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. Our strategy for acquiring value-add multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-add investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, the additional capital needed to execute our modest value-add program, including possible borrowings or raising additional equity necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-add properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot provide assurance that we will realize growth in the value of our value-add multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

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

We may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings, including possible borrowings from the Advisor or its affiliates, the sale of additional securities, advances from the Advisor, and the Advisor’s deferral, suspension or waiver of its fees and expense reimbursements. Our inability to acquire properties or other real estate-related investments may result in a lower return on investment than our stockholders expect. Moreover, the Board may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds constitute a return of capital to stockholders, from which we will have already paid offering expenses in connection with the Offering. Our charter permits us to pay distributions from any source, and we have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

If we fund distributions from the proceeds of the Offering, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.

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

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

Non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc. (“FINRA”), the SEC and certain states. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-listed REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

Our securities, like other non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the states and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

As a result of increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA, the SEC and the states have monitored non-listed REITs with greater scrutiny. If we become the subject of such greater scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.

We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay distributions to our stockholders.

Our business depends on the communications and information systems of Highland, to which we have access through the Advisor. In addition, certain of these systems are provided to Highland by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively affect our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

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

Risks Related to the Offering and Our Corporate Structure

We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss as determined under GAAP, and our stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are non-GAAP financial measures. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.” FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance. FFO and MFFO and GAAP net income or loss differ because FFO and MFFO exclude gains or losses from sales of property, asset impairment write-downs, add back depreciation and amortization, adjust for unconsolidated partnerships and joint ventures, and adjust such items for amounts related to non-controlling interests. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items for amounts related to non-controlling interests.

Because of the differences between FFO and MFFO and GAAP net income or loss, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties and originating preferred equity investments. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.

No investor may own more than 9.8% of our stock unless exempted by the Board, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes the Board to take such actions as are necessary and desirable to preserve our qualification as a REIT, while we so qualify. Unless exempted by our Board (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in our failing to qualify as a REIT. The Board granted a waiver from the ownership limits for the Sponsor and certain of its affiliates, and may grant additional waivers in the future. These waivers will be subject to certain initial and ongoing conditions designed to protect our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

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

To help satisfy one of the REIT qualification tests promulgated by the Code, we commenced a private offering of shares of preferred stock that closed on January 26, 2017. The dividend and liquidation rights of the preferred stockholders are senior to the dividend and liquidation rights of our common stockholders. In addition, we may be required to redeem the preferred stock prior to the termination of our public offering.

In order to qualify as a REIT pursuant to the Code, shares of our stock must be held by 100 or more persons on at least 335 days in each full taxable year. To help satisfy this REIT qualification test, we completed a private offering of 12.5% Series A Cumulative Non-Voting Preferred Stock for $1,000 per share that closed on January 26, 2017. The dividend and liquidation rights of the Series A Preferred Stockholders are senior to the dividend and liquidation rights of our common stockholders. In addition, if our public offering is not successful, we may be required to redeem the Series A Preferred Stock for an amount equal to $1,000 per share, plus all accrued and unpaid dividends and a $100 redemption premium per share prior to the termination of our public offering. If we are required to redeem the shares of Series A Preferred Stock earlier than anticipated, such redemption could impact our ability to maintain our qualification as a REIT.

Our common stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our common stockholders face.

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

We are considered an UPREIT. The UPREIT structure is used because a sale of property directly to the REIT is generally a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of his or its property may transfer the property to the UPREIT in exchange for limited partnership units in the UPREIT and thereby defer taxation of gain until the seller later sells or exchanges his UPREIT units. Using an UPREIT structure may give us an advantage in acquiring desired properties from persons who may not otherwise be willing to sell their properties because of unfavorable tax results. Limited partners in our OP have the right to vote on certain amendments to the OP agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our OP, we are obligated to act in a manner that is in the best interest of all partners of our OP. Circumstances may arise in the future when the interests of limited partners in our OP may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

We may change our targeted investments without stockholder consent.

We expect our portfolio of investments in commercial real estate to consist primarily of direct ownership of and preferred equity investments in multifamily properties. Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without our stockholders’ consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

After the NAV pricing date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our share repurchase program. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets to make such purchases. Most of our assets will consist of properties and investments that cannot be readily liquidated without affecting our ability to realize full value upon their disposition. Therefore, we may not have sufficient liquid resources to satisfy all repurchase requests. Following the NAV pricing date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion, if any, in cash, cash equivalents and other short-term investments and certain types of real estate-related assets that we expect to be able to liquidate more readily than other properties and investments, or, collectively, liquid assets. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, available amounts under such line of credit will be included in calculating our liquid assets. After the NAV pricing date, there is no minimum holding period for shares of our common stock and stockholders can submit their shares for repurchase at any time; however, because most of our assets will consist of real estate properties and investments that cannot generally be readily liquidated without affecting our ability to realize full value upon their dispositions, investments in us should be considered a long-term investment.

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

The provisions of our share repurchase program may limit our stockholders’ ability to have their shares repurchased should they require liquidity and could limit their ability to recover the amount that they invested in our shares. The terms of our share repurchase program contain fewer limitations for repurchases sought as a result of a stockholder’s death or Qualifying Disability. All repurchases are subject to there being sufficient funds legally available to us for that purpose.

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

To assist members of FINRA and their associated persons that participate in the Offering, pursuant to FINRA Conduct Rule 5110, we intend to have the Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, the Advisor has indicated that it currently intends to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until 150 days after March 24, 2018, or the second anniversary of the date we broke escrow in the Offering. This approach to valuing our shares may bear little relationship to, and will likely exceed the amount our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than 150 days from March 24, 2018, or the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation prior to such date. If we provide an estimated NAV per share prior to the conclusion of the Offering, the Board may determine to modify the offering price, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated NAV per share. Further, the amendment to NASD Rule 2340 took effect on April 11, 2016, prior to the conclusion of the Offering, and as such, our stockholders’ customer account statements include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

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

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated NAV per share. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, the Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. At that time, we will obtain independent third party appraisals for our properties and investments and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares we issue in the future. Upon commencement of the Offering, our charter authorized us to issue 1 billion shares of common stock, 500 million of which are classified as Class A common stock and 500 million of which are classified as Class T common stock, and 10 million shares of preferred stock. The Board may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of common stock or the number of authorized shares of any class or series of stock without stockholder approval. After our stockholders purchase shares in the Offering, the Board may elect to (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock under an incentive compensation equity award plan to our independent directors or to employees of the Advisor or its affiliates; (4) issue shares to the Advisor or its successors or assignees, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue shares of our common stock to sellers of properties and other real estate-related investments we acquire in connection with an exchange of limited partnership interests of the OP. To the extent we issue additional equity interests after our stockholders purchase shares in the Offering, their percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in the Offering, and the value of our investments, existing stockholders may also experience a dilution in the book value of their investment in us.

Our Board has adopted a restricted share plan to:

•	furnish incentives to individuals and entities chosen to receive restricted shares of our Class A common stock because they are considered capable of improving our operations and increasing profits;
•	encourage selected persons to accept or continue employment with the Advisor and its affiliates; and
•	increase the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of shares of our common stock.

If we issue additional stock-based awards to eligible participants under our restricted share plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.

We pay substantial fees and expenses to the Advisor and its affiliates and to our property manager, which payments increase the risk that our stockholders will not earn a profit on their investment.

Pursuant to our agreements with the Advisor, we pay significant fees to the Advisor and its affiliates. These fees include asset management fees and obligations to reimburse the Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

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

Additionally, pursuant to the agreements we enter into with our property manager, we pay significant fees to our property manager. These fees include property management fees, construction management and other customary property manager fees.

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

In the future, the Board may consider internalizing the functions performed for us by the Advisor by, among other methods, acquiring the Advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders. The termination of the Advisory Agreement in connection with internalizing management would obligate us to pay the Advisor a substantial termination fee. An acquisition of the Advisor could also result in dilution of our stockholders’ interests and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of affiliated advisors or property managers have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims that would reduce the amount of funds available for us to invest in properties or other real estate-related investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We intend to use substantially all of the proceeds from the Offering, net of expenses, to acquire and invest in real estate investments in the United States in accordance with our investment objectives and using the strategies described in this Annual Report. We have not established limits on the use of proceeds from the Offering and may use proceeds from the Offering to fund distributions to our stockholders. We do not intend to reserve significant proceeds from the Offering for future capital needs. Accordingly, if we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, asset sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment. However, the Board has the authority under our organizational documents, to the extent permitted by Maryland law, in its sole discretion, to fund distributions from other sources, including, without limitation, the sale of assets, borrowings, offering proceeds and the deferral of fee and expense reimbursements by the Advisor.

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

There is a risk that our stockholders may not continue to receive distributions or that our distributions may not grow over time.

We currently make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure our stockholders that we will achieve investment results that will allow us to continue making a specified level of cash distributions or year-to-year increases in cash distributions. Finally, if more stockholders opt to receive cash dividends and other distributions rather than participate in our DRIP, we may be forced to liquidate some of our investments in order to maintain distribution payments. All distributions are paid at the discretion of the Board and depend on our earnings, our financial condition, maintenance of our REIT status, compliance with applicable regulations and such other factors as the Board may deem relevant from time to time. We cannot provide assurance that we will continue to pay distributions to our stockholders in the future.

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

The Advisor and its affiliates perform services for us in connection with the sale of shares in the Offering, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which results in immediate dilution to the value of our stockholders’ investments and reduces the amount of cash available for investment or distribution to stockholders. Assuming we sell the maximum offering amount of all Class A shares at a $10.00 purchase price (not accounting for shares sold under the DRIP) we estimate that approximately 91.0% of the gross proceeds will be available to make investments in real estate properties and other real estate-related loans and securities. We will use the remainder of the offering proceeds to pay the costs of the Offering, to pay a fee to the Advisor for its services in connection with the selection, acquisition and financing of properties and other real estate-related investments, and possibly to repurchase shares of our common stock under our share repurchase program if the Board determines it is appropriate and there are insufficient DRIP proceeds for this purpose. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

We are not registered, and do not intend to register our self or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we become obligated to register our self or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

Since we are primarily engaged in the business of acquiring real estate and real estate-related investments, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a) (1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board (United States) after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

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

Our targeted investments and those of NXRT are similar in that both entities target multifamily properties, and all of our executive officers, affiliated directors or other key professionals are also affiliated with NXRT and its affiliates. While we have sought to limit the overlap between our targeted investments and those of NXRT and have established an allocation policy that governs investment opportunities that meet both our and NXRT’s investment criteria, there may be times when we compete for a specific property, and such conflicts may not be resolved in our favor.

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

The Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The Advisory Agreement and Dealer Manager Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Advisor and Dealer Manager, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the agreements because of our desire to maintain our ongoing relationship with the Advisor, Dealer Manager and their affiliates. Any such decision, however, may breach our fiduciary obligations to our stockholders.

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

Risks Related to Investments in Real Estate

Economic, market and regulatory changes that affect the real estate market generally may cause our operating results to suffer and decrease the value of our properties and real estate-related investments.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

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

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of their investment.

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

Our inability to sell a property when we desire to do so could adversely affect our ability to pay cash distributions to our stockholders.

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

We may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property or other real estate-related investment if or when we decide to do so, limiting our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties and other real estate-related investments for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell an investment on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our investments at a profit. Our inability to sell investments at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investments. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely affect our ability to pay distributions to our stockholders.

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

Actions of joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.

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

In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, the Advisor will determine whether we will pursue the investment opportunity and whether we will have a Phase II environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (i) the types of operations conducted on the property and surrounding property, (ii) the time, duration and materials used during such operations, (iii) the waste handling practices of any tenants or property owners, (iv) the potential for hazardous substances to be released into the environment, (v) any history of environmental law violations on the subject property and surrounding property, (vi) any documented environmental releases, (vii) any observations from the consultant that conducted the Phase I environmental site assessment, and (viii) whether any party (i.e. surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case-by-case basis.

We face risks relating to asbestos.

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. ACMs may have been used in the construction of a number of the properties that we may acquire. We will implement an operations and maintenance program at each of the properties at which we discover ACMs, if any. We can provide no assurance that we will not incur any material liabilities as a result of the presence of ACMs at our properties.

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

Costs associated with complying with the ADA may decrease cash available for distributions.

Our properties may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for ADA compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

A concentration of our investments in the multifamily sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

We expect to concentrate our investments in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. For example, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the multifamily sector could be more pronounced than if we had more fully diversified our investments.

Our most significant geographic investment concentrations are expected to be primarily located in the Southeastern and Southwestern United States. We are, therefore, subject to increased exposure from economic and other competitive factors specific to markets within these geographic areas. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our stockholders, and our ability to satisfy our debt obligations could be materially adversely affected.

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

The low residential mortgage interest rates currently available and government sponsored programs to promote home ownership has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely affect our ability to make cash distributions to our stockholders.

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

Preferred equity investments may have similar risks to subordinated debt.

We make preferred equity investments in companies that own or acquire multifamily properties. These investments may involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of the preferred equity generally will invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments, including risks related to rising interest rates.

Preferred equity securities may be unsecured and also may be subordinated to other obligations of the issuer, including debt. As a result, investments in preferred equity are subject to risks of (i) limited liquidity in the secondary trading market in the case of unlisted or lightly traded securities, (ii) substantial market price volatility in the case of traded preferred equity securities, (iii) subordination to the prior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/repurchase provisions that could cause the value of our investment to decline, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service to lenders and distribution obligations to holders of the preferred equity, including us, and (vi) the declining creditworthiness and potential for insolvency of the issuer. These risks may adversely affect the value of our investments in preferred equity securities.

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

We invest in real estate-related preferred equity securities, which may involve a greater risk of loss than traditional debt financing.

We invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment. Since there may be a number of debt obligations that have priority over our preferred stock investment, any determination by us to cure defaults could be costly and we may not have the cash to be able to do so. If we become the equity owner of the issuer, we would be responsible for other liabilities of the issuer, including liabilities relating to taxes and environmental matters.

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

We are subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa.

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

We expect that in most instances, we will acquire properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage and other secured debt and pledge all or some of our properties as security for that debt to obtain funds to acquire additional properties or originate preferred equity investments in properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

Pursuant to our charter, our borrowings may not exceed the Leverage Limit. However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We expect that during the period of the Offering, we will seek such independent director approval of borrowings in excess of the Leverage Limit since we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment

If there is a shortfall between the cash flow from our investments and the cash flow needed to service our debt, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage and other secured debt increases the risk of loss since defaults on indebtedness secured by a property or other real estate-related asset may result in lenders initiating foreclosure actions. In that case, we could lose the asset securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage or replace the Advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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

We may finance our property acquisitions and preferred equity originations using interest-only indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing loan. The principal balance of the loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related loan. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the asset. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the asset at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

Finally, if the loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these loans.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our total “net assets” (as defined in our charter in accordance with the NASAA REIT Guidelines). However we intend to target a leverage ratio of 50% to 60% for our portfolio. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of their investment.

U.S. Federal Income Tax Risks

Failure to qualify and maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We intend to elect to be taxed as a REIT unless we do not meet the qualifications to be taxed as a REIT. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations that may depend on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service (“IRS”), such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

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

To obtain the favorable tax treatment afforded to REITs under the Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends-paid deduction and excluding net capital gain. To the extent that we do not distribute all of our net capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will have to pay tax on those amounts at regular ordinary and capital gains corporate tax rates. Furthermore, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we would have to pay a 4% nondeductible excise tax on the excess of the required distribution over the sum of (a) the amounts that we actually distributed and (b) the amounts we retained and upon which we paid income tax at the corporate level. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which would result in stockholders having tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable share distributions is not clear, and it is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes, it is possible that we might not always be able to do so.

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

Our ability to dispose of a property during the first few years following its acquisition would be restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forego disposition opportunities that would otherwise be advantageous if we were not a REIT.

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

To qualify and maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding securities by vote or value of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities (other than government securities, taxable REIT subsidiaries, and qualified real estate assets) of any one issuer. For the 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

If we fail to raise sufficient capital, we may violate the “closely-held test” and fail to qualify as a REIT.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, which we refer to as the “closely-held test.” “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. A corporation, trust, or association which has satisfied certain recordkeeping requirements for the taxable year under the Code and does not know it was closely held, or by exercising reasonable diligence would not have known that it was closely held, may be deemed to have otherwise met the closely-held test. We broke escrow and accepted investors on March 24, 2016. We currently intend to qualify as a REIT for the tax year ending December 31, 2016. To the extent we so elect to qualify as a REIT for the 2016 tax year but do not accept sufficient investors by June 30, 2017, we may fail the “closely-held test” and, if we are not otherwise deemed to have met the test, we may be disqualified as a REIT for the tax year ending December 31, 2017 and the four following tax years. If we do not believe we will meet the qualifications to be taxed as a REIT, we will not make the election to be taxed as a REIT and we will be taxed as a corporation for U.S. federal income tax purposes, which would reduce our cash available for distribution to you.

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

Dividends payable by REITs generally do not qualify for reduced tax rates under current law.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If our OP fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to our stockholders and threaten our ability to qualify as a REIT.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, certain qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until the NAV pricing date, we expect to use the net investment amount of a share of common stock in our Offering, which is equal to the offering price, less selling commissions, dealer manager fees and organization and offering expenses, as the per share estimated value thereof. This approach to valuation should be acceptable to the trustee or custodian of any plan or account before any investment in our common stock is made by such plan or account.

This estimated value may not reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

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

The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.

On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The final regulation and the related exemptions are expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. On February 3, 2017, the President asked for additional review of this regulation, and the results of such review are unknown. In response, the U.S. Department of Labor has proposed an extension of the applicability date of the regulation (and accompanying exemptions) from April 10, 2017 to June 9, 2017. This proposed delay has not been finalized as of the date of this Annual Report. On March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, the proposal to adopt the aforementioned 60-day delay of the April 10 applicability date of the final rule. On March 10, 2017, the U.S. Department of Labor adopted a temporary enforcement policy providing that, if the U.S. Department of Labor issues a final rule after April 10, 2017 implementing a delay of the April 10 applicability date, it will not initiate an enforcement action because an adviser or financial institution did not satisfy conditions of the rule during the “gap” period between the April 10 applicability date and when the delay is implemented. In addition, the U.S. Department of Labor will not initiate an enforcement action because an adviser or financial institution, as of the April 10 applicability date of the rule, failed to satisfy conditions of the rule within a reasonable period after the publication of a decision not to delay the April 10 applicability date.

The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 300 Crescent Court, Suite 700 in Dallas, Texas 75201. We do not have an address separate from our Advisor or our Sponsor.

The following tables provide a summary of the investments in our portfolio, which comprise our two reportable segments, as of December 31, 2016:

Operating Multifamily Property

Property Name	Location	Date of Acquisition		Purchase Price (in thousands)		# Units	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)
Estates on Maryland	Phoenix, Arizona	4/7/2016	(3)	$39,573	(4)	330	$941	95.8%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2016, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (see Note 2 to our consolidated financial statements).

(4)

Purchase price is equivalent to 95% of the contract purchase price of Estates, which represents our ownership percentage and does not include acquisition fees paid by us to our Advisor, which were approximately 1.0% of our purchase price.

Preferred Equity Investment

Property Name	Location	Date of Origination	Carrying Value (in thousands)	# Units	Average Effective Monthly Rent Per Unit (1)	% Occupied (2)
Springs at Stone Oak Village	San Antonio, Texas	8/19/2016	$5,250	360	$1,088	87.2%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2016, divided by the total number of units, expressed as a percentage.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of March 21, 2017, we had approximately 1,053,543 shares of Class A common stock outstanding held by a total of 31 stockholders and 0 shares of Class T common stock outstanding. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent. As of March 15, 2017, we accepted investors’ subscriptions for and issued approximately 596,539 shares of Class A common stock in the Offering, resulting in receipt of gross offering proceeds of approximately $5.5 million, exclusive of 434,783 shares of Class A common stock issued to our Sponsor in exchange for its 95% interest in Estates.

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

Distribution Information

We currently pay distributions on our Class A common stock based on daily record dates, payable in arrears the following month. There were no distributions declared or paid during the years ended December 31, 2015 and 2014. During the year ended December 31, 2016, we declared distributions totaling approximately $204,000 and paid distributions of approximately $151,700. The distributions that we declared for the period were equal to a daily amount of $0.00164 per share, which if paid each day over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.

The following table shows the sources for the distributions declared to Class A common stockholders for the year ended December 31, 2016 (dollars in thousands):

	For the Year Ended December 31, 2016
	$ Amount	% of Distributions
Distributions declared:
Cash distributions	$16
DRIP distributions	188
Total distributions declared	$204

Total Per Share Distribution
Annualized Rate Based on Offering Price	6.0%

Source of distribution coverage:
Cash flows provided by operating activities	$204	100%
Proceeds from issuance of common stock	—	—%
Total source of distribution coverage	$204	100%

Cash flows provided by operating activities	$767
Net loss attributable to common stockholders	$(1,503)

The tax composition of our distributions declared for the year ended December 31, 2016 was as follows:

2016
Ordinary income	—%
Capital gains	—%
Section 1250 recapture capital gains	—%
Return of capital	100%
Total	100%

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act. On May 16, 2016, we re-elected the directors to the Board for a one-year term expiring in 2017 and granted each of the two independent directors an additional 3,000 restricted shares of our Class A common stock under the restricted share plan. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.

On January 26, 2017, we sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act (the “Private Offering”) to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act, for aggregate gross proceeds of $125,000. We paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Offering. We did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at our election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to our shares of common stock.

Use of Proceeds from Sales of Registered Securities

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

As of December 31, 2016, we had issued 953,602 shares of Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 518,819 shares, including 14,709 shares issued pursuant to the DRIP, resulting in gross proceeds of approximately $4.8 million, including approximately $139,700 of distributions reinvested through the DRIP. In connection with raising the minimum offering amount and breaking escrow, we recorded less than $0.1 million of organization and offering expenses for the year ended December 31, 2016 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

As of December 31, 2016, we had recognized selling commissions, dealer manager fees, and organization and other offering costs in the Offering in the amounts set forth below (dollars in thousands). The dealer manager for the Offering reallowed all of the selling commissions and dealer manager fees to participating broker-dealers.

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	48
Total expenses	$53
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$4,636
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.14%

From the commencement of the Offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4.7 million (exclusive of 434,783 shares of Class A common stock issued to our Sponsor in exchange for its 95% interest in Estates), including offering proceeds from the DRIP of approximately $139,700. For the year ended December 31, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.14%.

We intend to use substantially all of the net proceeds from the Offering to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. We may also seek to invest in multifamily housing debt and mezzanine debt, and common and preferred stock of both publicly traded and private real estate companies. As of December 31, 2016, we owned a 95% interest in one multifamily property, which we acquired for approximately $39.6 million, and had one preferred equity investment of $5.25 million in a multifamily property. These investments were acquired through the issuance of $4.0 million of our Class A common stock, $2.2 million in proceeds from the Offering, and $38.6 million in secured financings.

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Board has adopted a share repurchase program that will enable stockholders the opportunity to potentially sell their shares back to us, subject to the conditions and limitations in the share repurchase program. Neither the Sponsor, the Advisor, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or qualifying disability (as determined by the applicable governmental agency), of a stockholder.

Repurchases of shares, when requested, are at our sole discretion and generally are expected to be made quarterly until the NAV pricing date. Prior to the NAV pricing date, we will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from proceeds we receive from the sale of shares under the DRIP and other operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. Generally, we will pay repurchase proceeds, less any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be our then-current per share NAV.

Until the NAV pricing date, except with respect to repurchases sought within one year of a stockholder’s death or qualifying disability (as determined by the applicable governmental agency), common stockholders must hold their shares for at least one year in order to participate in the share repurchase program.

Prior to the time the Advisor begins calculating NAV, the price per share that we will pay to repurchase shares of its common stock will be as follows:

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

Item 6. Selected Financial Data

The following table summarizes selected financial data about the Company. The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data presented below has been derived from our audited consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2016	2015 (1)	2014
Balance Sheet Data
Total net operating real estate investments	$39,642	$40,035	$—
Preferred equity investment	5,250	—	—
Total assets	45,826	41,061	200
Mortgage payable, net	26,745	26,697	—
Credit facility, net	10,944	10,000	—
Total debt, net	37,689	36,697	—
Total liabilities	39,182	37,962	—
Noncontrolling interests	647	681	—
Total stockholders' equity	6,644	3,099	200

	For the Year Ended December 31,
	2016 (1)	2015 (1)	2014
Operating Data
Total revenues	$3,884	$1,504	$—
Net loss	(1,505)	(1,810)	—
Net loss attributable to common stockholders	(1,503)	(1,764)	—
Loss per Class A share - basic and diluted	(2.22)	(8.82)	—
Weighted average Class A shares outstanding - basic	678	200	22
Weighted average Class A shares outstanding - diluted	687	200	22

Cash Flow Data
Cash flows provided by operating activities (2)	$767	$471	$—
Cash flows used in investing activities (2)	(6,415)	(41,081)	—
Cash flows provided by financing activities	5,362	41,379	200

Other Data
Distributions declared per Class A share	$0.251	$—	$—

FFO attributable to common stockholders (3)	19	(502)	—
FFO per share - basic	0.03	(2.51)	—
FFO per share - diluted	0.03	(2.51)	—

MFFO attributable to common stockholders (3)	19	33	—
MFFO per share - basic	0.03	0.17	—
MFFO per share - diluted	0.03	0.17	—
(1)

On August 12, 2015, the SEC declared effective our Registration Statement related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with GAAP, our acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by us (through the issuance of our Class A common stock) was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations.

(2)

The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the fourth quarter of 2016 on a retrospective basis. See Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements included in this Report for a complete description of this ASU and the impact of its adoption.

(3)

FFO and MFFO are non-GAAP measures. For definitions of these non-GAAP measures, as well as an explanation of why we believe these measures are useful and reconciliations to the most directly comparable GAAP financial measures, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a REIT unless we do not meet the qualifications to be taxed as a REIT. We are primarily focused on directly or indirectly acquiring, owning, and operating well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We are also focused on originating preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. To the extent practical, we implement a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program is implemented at the direction and supervision of our advisor. We may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

On August 12, 2015, the SEC declared effective our Registration Statement related to the Offering. We are publicly offering two classes of shares of common stock, Class A shares and Class T shares, in any combination up to the maximum offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary offering of Class T shares. The initial offering price for the shares in the primary offering is $10.00 per Class A share and $9.58 per Class T share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and our DRIP. We are also offering up to $100 million in shares of common stock pursuant to our DRIP at an initial price of $9.50 per Class A share and $9.10 per Class T share, which is 95% of the primary offering price.

Subject to certain restrictions and limitations, the Advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. The Advisor and its personnel have no obligation to, but may present us with investment opportunities with a purchase price of less than $10.0 million. The Advisor’s investment committee may purchase on our account, without specific prior approval of our Board, assets with a purchase price of $15.0 million or less, so long as the investment in the asset would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such assets does not exceed the fair market value of such assets. Any investment with a purchase price greater than $15.0 million or that, if consummated, would violate our investment guidelines or any restrictions on indebtedness, requires the approval of the Board, including approval by a majority of the independent directors.

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of December 31, 2016, we had issued 953,602 shares of Class A common stock in our Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 518,819 shares, including 14,709 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $4.8 million plus the 95% ownership interest in Estates, including approximately $139,700 of distributions reinvested through the DRIP. In connection with our incorporation and prior to the effectiveness of the Offering, we sold approximately 22,222 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while the Sponsor remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock in the Offering on a continuous basis until August 12, 2018. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

Substantially all of our assets are held by the OP. We are the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

As we accept subscriptions for shares, we will transfer substantially all of the proceeds of the Offering, net of offering costs, to the OP as a capital contribution, however, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors. The OP will be deemed to have simultaneously paid the costs associated with the Offering. If the OP requires additional funds at any time in excess of capital contributions made by us or from borrowing, we will borrow funds from a financial institution or other lender and lend such funds to the OP on the same terms and conditions as would be applicable to our borrowing of such funds. The limited partnership agreement of the OP provides that the OP be operated in a manner that will enable us to (1) satisfy the requirements for qualifying as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability (with the exception of federal income tax incurred on activities conducted through a taxable REIT subsidiary) and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Code, which classification could result in the OP being taxed as a corporation. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” and to distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we operate in such a manner so as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. If we believe we will not meet the qualifications to be taxed as a REIT, we will not make the election to be taxed as a REIT.

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

Acquisition costs. Acquisition costs include the costs to acquire additional properties.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit, legal, filing and tax fees, directors’ and officers’ liability insurance and board of director fees. We will also reimburse the Advisor for its costs of providing administrative services and operating expenses incurred on our behalf, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”) (see Note 10 to our consolidated financial statements). We may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with GAAP, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the Original Acquisition Date. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown; on August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village; both multifamily properties. On December 23, 2016, our preferred equity investment in Bell Midtown was redeemed in full by WW Olympus Midtown, LP, the entity that directly owns Bell Midtown.

As of December 31, 2016, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 95.8% leased with an average monthly effective rent per occupied unit of $941; we also had one preferred equity investment in a multifamily property, Springs at Stone Oak Village, that was approximately 87.2% leased with an average monthly effective rent per occupied unit of $1,088. Our preferred equity investment has a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 3.0% annualized, which accrues monthly on a compounding basis if not paid. Our preferred equity investment is accounted for under the equity method of accounting.

The following table sets forth a summary of our operating results for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Total revenues	$3,884	$1,504	$—
Total expenses	4,605	2,885	—
Operating loss	(721)	(1,381)	—
Interest expense	(1,511)	(429)	—
Equity in income of preferred equity investments	727	—	—
Net loss	(1,505)	(1,810)	—
Net loss attributable to noncontrolling interests	(2)	(46)	—
Net loss attributable to common stockholders	$(1,503)	$(1,764)	$—

The change in our net loss for the year ended December 31, 2016 as compared to the net loss for the year ended December 31, 2015 primarily relates to the timing of which our acquisition of Estates was deemed to be made, which is August 5, 2015, and the realization of equity in income on our two preferred equity investments we had during the year ended December 31, 2016, and was partially offset by a full period of corporate general and administrative expenses incurred in 2016. We did not have any preferred equity investments in 2015 and we did not begin to incur corporate general and administrative expenses until the fourth quarter of 2015. As mentioned above, we did not have any operations during the year ended December 31, 2014.

Our results of operations for the years ended December 31, 2016 and 2015 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of multifamily properties and originations of preferred equity investments.

Revenues

Rental income. Rental income was $3.4 million for the year ended December 31, 2016 compared to $1.4 million for the year ended December 31, 2015, which was an increase of approximately $2.0 million. We expect rental income to increase in future periods as a result of future acquisitions of multifamily properties.

Other income. Other income was $0.4 million for the year ended December 31, 2016 compared to $0.1 million for the year ended December 31, 2015, which was an increase of approximately $0.3 million. We expect other income to increase in future periods as a result of future acquisitions of multifamily properties.

Expenses

Property operating expenses. Property operating expenses were $0.9 million for the year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015, which was an increase of approximately $0.5 million. We expect property operating expenses to increase in future periods as a result of future acquisitions of multifamily properties.

Acquisition costs. We did not incur any acquisition costs during the year ended December 31, 2016. Acquisition costs of $0.1 million were expensed for the year ended December 31, 2015, which related to the acquisition of Estates. Acquisition costs depend on the specific circumstances of each closing and are one-time costs associated with each acquisition. We expect acquisition costs to increase in future periods as a result of future acquisitions of multifamily properties, which we expect to capitalize upon our adoption of Accounting Standards Update 2017-01 on January 1, 2017, as discussed below in “Recent Accounting Pronouncements.”

Real estate taxes and insurance. Real estate taxes and insurance costs were $0.4 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015, which was an increase of approximately $0.2 million. The costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes. We expect real estate taxes and insurance costs to increase in future periods as a result of future acquisitions of multifamily properties.

Property management fees. Property management fees were $0.1 million for the year ended December 31, 2016 compared to less than $0.1 million for the year ended December 31, 2015, which was an increase of less than $0.1 million. We expect property management fees to increase in future periods as a result of future acquisitions of multifamily properties and increases in rental income and other income, which the fee is primarily based on.

Asset management fees. Asset management fees were $0.3 million for the year ended December 31, 2016. We did not incur any asset management fees during the year ended December 31, 2015 as we did not manage any assets during the period. We expect asset management fees to increase in future periods as a result of future acquisitions of multifamily properties and originations of preferred equity investments.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.1 million for the year ended December 31, 2016 compared to $0.3 million for the year ended December 31, 2015, which was an increase of approximately $0.8 million. The increase between periods primarily relates to us incurring a full period of corporate general and administrative expenses in 2016 compared to only the fourth quarter in 2015. We expect corporate general and administrative expenses will increase in future periods as a result of future acquisitions of multifamily properties and originations of preferred equity investments.

Fees to affiliates. We did not incur any fees to affiliates during the year ended December 31, 2016. Fees to affiliates were $0.4 million for the year ended December 31, 2015 and consisted of an acquisition fee payable to our Advisor in connection with the acquisition of Estates. We expect fees to affiliates to increase in future periods as a result of future acquisitions of multifamily properties and originations of preferred equity investments.

Organization expenses. Organization expenses were less than $0.1 million for the year ended December 31, 2016. We did not recognize any organization expenses during the year ended December 31, 2015, as we did not break escrow until 2016. We expect recognition of organization expenses to increase in future periods as a result of receiving gross offering proceeds.

Property general and administrative expenses. Property general and administrative expenses were $0.1 million for the year ended December 31, 2016 compared to $0.1 million for the year ended December 31, 2015, which was an increase of less than $0.1 million. We expect property general and administrative expenses to increase in future periods as a result of future acquisitions of multifamily properties.

Depreciation and amortization. Depreciation and amortization costs were $1.6 million for the year ended December 31, 2016 compared to $1.3 million for the year ended December 31, 2015, which was an increase of approximately $0.3 million. We expect depreciation and amortization costs to increase in future periods as a result of future acquisitions of multifamily properties.

Other Income and Expense

Interest expense. Interest expense costs were $1.5 million for the year ended December 31, 2016 compared to $0.4 million for the year ended December 31, 2015, which was an increase of approximately $1.1 million. We expect interest expense costs to increase in future periods as a result of future increases in debt to fund acquisitions of multifamily properties and originations of preferred equity investments. The following is a table that details the various costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Interest on debt	$1,319	$409	$—
Amortization of deferred financing costs	192	20	—
Total	$1,511	$429	$—

Equity in income of preferred equity investments. Equity in income of preferred equity investments was $0.7 million for the year ended December 31, 2016. We did not have any preferred equity investments during the year ended December 31, 2015. We expect equity in income of preferred equity investments to increase in future periods as a result of future originations of preferred equity investments and the realization of equity in income for an entire period from our preferred equity investment in Springs at Stone Oak Village.

Non-GAAP Measures

Net Operating Income

Net Operating Income (“NOI”) is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) equity in income recognized on unconsolidated joint ventures, and (8) expenses that are not reflective of the ongoing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Equity in income from unconsolidated joint ventures is eliminated because the income recognized may not accurately reflect the change in value of our investments in unconsolidated joint ventures from changes in the underlying investments’ results of operations or changes in market conditions; furthermore, we evaluate equity in income recognized from unconsolidated joint ventures as its own reportable segment (see Note 3 to our consolidated financial statements). Entity level general and administrative expenses are eliminated as they are specific to the way in which we have chosen to hold our properties and are the result of our joint venture ownership structuring. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI for the Years Ended December 31, 2016, 2015 and 2014

The following table, which has not been adjusted for the effects of any noncontrolling interests, reconciles our NOI for the years ended December 31, 2016, 2015 and 2014 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net loss	$(1,505)	$(1,810)	$—
Adjustments to reconcile net loss to NOI:
Asset management fees	273	—	—
Corporate general and administrative expenses	1,084	337	—
Fees to affiliates	—	396	—
Organization expenses	41	—	—
Property general and administrative expenses (1)	5	18	—
Depreciation and amortization	1,603	1,328	—
Interest expense	1,511	429	—
Equity in income of preferred equity investments	(727)	—	—
NOI	$2,285	$698	$—
(1)

Adjustment to net loss excludes expenses that are not reflective of the ongoing operations of the property or were incurred on our behalf at the property for expenses such as legal and other professional fees.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably overtime, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at an individual asset or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from an asset, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and preferred equity investments are originated, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and originating our preferred equity investments and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the Offering has been completed, our properties have been acquired, and our preferred equity investments have been originated. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after the Offering and acquisitions and originations are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition and origination activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the Offering has been completed and properties have been acquired and preferred equity investments have been originated, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired and preferred equity investments are originated.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which assets are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other assets are generated to cover the purchase price of the asset, these fees and expenses and other costs related to such asset. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which assets are being acquired. MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items that are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items that are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance and calculating MFFO. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO as such gains and losses are not reflective of ongoing operations. As disclosed elsewhere in this Annual Report, the purchase of properties and origination of preferred equity investments, and the corresponding expenses associated with those processes, are key operational features of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the Advisor if there are no further proceeds from the sale of shares in the Offering, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs that have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of the Offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties and preferred equity investments. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as the Offering (unless and until we calculate NAV prior to the close of the Offering) where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods and, in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following table reconciles our calculations of FFO and MFFO to net loss, the most directly comparable GAAP financial measure, for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2016		2015		2014
Net loss	$(1,505)		$(1,810)		$—
Depreciation and amortization	1,603		1,328		—
Adjustment for noncontrolling interests	(79)		(20)		—
FFO attributable to common stockholders	19		(502)		—

FFO per share - basic	$0.03		$(2.51)		$—
FFO per share - diluted	$0.03		$(2.51)		$—

Acquisition fees and costs (1)	—		542	(2)	—
Adjustment for noncontrolling interests	—		(7)		—
MFFO attributable to common stockholders	19	(3)	33		—

MFFO per share - basic	$0.03		$0.17		$—
MFFO per share - diluted	$0.03		$0.17		$—
(1)

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

(2)	Includes approximately $396,000 of acquisition fees incurred to our Advisor in connection with the acquisition of Estates.
(3)

For the year ended December 31, 2016, the Advisor and its affiliates incurred approximately $501,000 of our operating expenses, all of which are included on the consolidated statements of operations and comprehensive loss. The Advisor made a non-equity contribution to us, meaning the Advisor receives no shares in exchange for the contribution, for the full amount of these operating expenses, which are included in corporate general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016 and is recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet as of December 31, 2016. These operating expenses were incurred on our behalf by our Advisor and would have been subject to reimbursement, except that our Advisor has agreed to permanently waive its ability to seek reimbursement for these operating expenses. As such, we believe including in FFO and MFFO the operating expense support provided by our Advisor is appropriate to show the full impact of these expenses on our earnings over the long-term. Our Advisor will continue to provide this support until we reach sufficient scale to operate without it.

Our FFO and MFFO for the years ended December 31, 2016 and 2015 are not indicative of FFO and MFFO expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future FFO and MFFO.

Liquidity and Capital Resources

Our principal demands for funds are for property acquisitions and preferred equity originations, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on any outstanding indebtedness. Generally, cash needs for items other than acquisitions and originations are met from operations, and cash needs for acquisitions and originations are funded by our Offering and debt. If cash flows from operations are insufficient to cover our operating expenses, our Advisor will cover these costs on our behalf. To the extent the costs covered on our behalf exceed the 2%/25% Guidelines, and our Advisor does not seek approval from our independent directors to be reimbursed, these support payments will be treated as a non-equity contribution by our Advisor, meaning our Advisor receives no shares in exchange for the contribution.

Cash needs for principal payments due in the next twelve months related to the Credit Facility will generally be funded from excess cash from operations and proceeds from our Offering. However, to the extent we are unable to generate sufficient excess cash from operations, raise sufficient proceeds through our Offering to make principal payments as they come due, or to extend the maturity date of the Credit Facility, it may be necessary to sell assets at less than their fair value or before we feel the full value has been recognized. However, pursuant to the terms of the pledge agreement entered into between KeyBank and an affiliate of our Sponsor on the Credit Facility, the affiliate of our Sponsor pledged registered equity securities (the “Collateral”) that had a fair market value of approximately $22.1 million as of March 24, 2017, as compared to a balance on the Credit Facility of $11.0 million as of the same date. Therefore, we believe it is unlikely we will be required to liquidate assets to repay the Credit Facility as the most likely course of action by KeyBank would be to seize the Collateral to the extent necessary to repay the Credit Facility. If this occurred, we would issue shares of Class A common stock to the affiliate of our Sponsor in an equal amount, at $9.20 per share, to reflect the fact that no selling commissions and dealer manager fees would be charged. If we were required to sell assets, this may cause a disruption in our operations and inhibit our ability to meet our objectives. We do not believe there is a scenario whereby repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

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

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and redemption of preferred equity investments and undistributed MFFO. If necessary, we may use financings or other sources of capital in cases of unforeseen significant capital expenditures. We have not identified any sources of such financing.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$767	$471	$—
Net cash used in investing activities	(6,415)	(41,081)	—
Net cash provided by financing activities	5,362	41,379	200
Net increase (decrease) in cash and restricted cash	(286)	769	200
Cash and restricted cash, beginning of period	969	200	—
Cash and restricted cash, end of period	$683	$969	$200

On August 12, 2015, the SEC declared effective our Registration Statement related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with GAAP, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the Original Acquisition Date by our Sponsor. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On April 7, 2016, we acquired a preferred equity investment in Bell Midtown; on August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village; both multifamily properties. On December 23, 2016, our preferred equity investment in Bell Midtown was redeemed in full by WW Olympus Midtown, LP, the entity that owns Bell Midtown. Our overall cash flows from operating, investing, and financing activities for the years ended December 31, 2016 and 2015 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the year ended December 31, 2016, net cash provided by operating activities was $0.8 million compared to net cash provided by operating activities of $0.5 million for the year ended December 31, 2015. The increase in net cash from operating activities was mainly due to changes in net loss and non-cash contributions, offset by changes in depreciation and amortization.

Cash Flows from Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was $6.4 million compared to net cash used in investing activities of $41.1 million for the year ended December 31, 2015. The change in cash flows from investing activities was mainly due to the origination of two preferred equity investments for a combined $11.25 million, partially offset by the redemption of one of the preferred equity investments of $6.0 million, during the period in 2016, compared to the acquisition of one property for a purchase price of $41.2 million during the period in 2015. Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of properties and originations of preferred equity investments.

Cash Flows from Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $5.4 million compared to net cash provided by financing activities of $41.4 million for the year ended December 31, 2015. The change in cash flows from financing activities was mainly due $4.6 million of proceeds received in the Offering during the period in 2016 compared to the acquisition of one property for a purchase price of $41.2 million during the period in 2015, which was funded through debt and capital contributions.

Mortgage Indebtedness

As of December 31, 2016, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million at an interest rate of 2.67%. For additional information regarding our mortgage indebtedness, see Note 7 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At December 31, 2016, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.0%.

Our subsidiary has a separate non-recourse mortgage, which is secured only by Estates. This non-recourse mortgage has standard scope non-recourse carve outs required by the agency lender and calls for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. An affiliate of our property manager, BH, provided a non-recourse carve out guarantee for this mortgage.

As we continue to raise capital, we will make acquisitions of multifamily properties, originate preferred equity investments and increase our borrowings. We expect that future investments in properties, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and proceeds from the Offering. In addition, we may seek financing from U.S. government agencies, including through the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

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

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into the Credit Facility with KeyBank and we, through the OP, immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank we assumed upon the acquisition of Estates. On April 7, 2016, we used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate our $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, we and an affiliate of BH Equity provided a guarantee to KeyBank. We pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. In addition, an affiliate of the Sponsor pledged registered equity securities to KeyBank as collateral for the Credit Facility

On August 19, 2016, the OP and the Sponsor entered into the Amendment with KeyBank to, among other things, increase the commitment from $15.0 million to $20.0 million, and we, through the OP, immediately drew $5.25 million on the Credit Facility to originate our preferred equity investment in Springs at Stone Oak Village. The Amendment reflects that, to the extent any principal payments are made on the outstanding principal balance, including any mandatory prepayment, at any time that the outstanding principal balance exceeds $15.0 million, the Commitment shall be permanently reduced by the amount of such prepayment and the amount prepaid shall not be available to be reborrowed. In connection with the Amendment, the OP pledged to KeyBank its 100% preferred equity interest in Springs at Stone Oak Village as collateral for the Credit Facility.

During the fourth quarter of 2016, using approximately $2.4 million of gross offering proceeds and $6.0 million of cash received from the redemption of our preferred equity investment in Bell Midtown, we reduced the principal balance of the Credit Facility to $11.0 million.

As of December 31, 2016, we had $11.0 million outstanding on our Credit Facility, which is recourse to us. The Credit Facility is payable in full on April 7, 2017. We are in discussions with KeyBank to extend the maturity date, alleviating the necessity to repay the Credit Facility in full in April 2017. If we are unable to extend the maturity date of the Credit Facility and we do not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of the Collateral, to satisfy our obligations. If the Collateral were used to satisfy our obligations on the Credit Facility, we would likely issue shares of our Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral.

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of December 31, 2016, we believe we are in compliance with all covenant provisions.

Leverage Limit

Pursuant to our charter, our borrowings may not exceed the Leverage Limit. However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We expect that during the period of the Offering, we will seek such independent director approval of borrowings in excess of the Leverage Limit since we are in the process of raising our equity capital to acquire our portfolio. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Springs at Stone Oak Village, our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to December 31, 2016. Interest expense due by period on our floating rate debt is based on one-month LIBOR, which was 0.7717% as of December 31, 2016.

	Payments Due by Period (in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage Debt
Principal payments	$26,919	$—	$—	$—	$26,919	$—	$—
Interest expense	2,619	729	729	729	432	—	—
Total	$29,538	$729	$729	$729	$27,351	$—	$—

Credit Facility
Principal payments	$11,000	$11,000	$—	$—	$—	$—	$—
Interest expense	141	141	—	—	—	—	—
Total	$11,141	$11,141	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$40,679	$11,870	$729	$729	$27,351	$—	$—

Income Taxes

We anticipate that we will elect to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including requirements to pass the “closely-held test” and to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. If we believe we will not meet the qualifications to be taxed as a REIT, we will not make an election to be taxed as a REIT.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. We have no examinations in progress and none are expected at this time.

If we do not meet the qualifications to be taxed as a REIT, we will be taxed as a corporation for U.S. federal income tax purposes. We believe there is a possibility we will not qualify to be taxed as a REIT for the 2016 tax year. As such, we provide for income taxes using the asset and liability method under ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize our tax positions and evaluate them by determining whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2016. Our subsidiaries and us may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of December 31, 2016, we recognized a total deferred tax asset, net of valuation allowance, based on the fact that we may choose to not elect to be taxed as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balance sheet at December 31, 2016 are comprised of the following (in thousands):

December 31, 2016
Net operating loss	$309
Partnership temporary differences	75
Unreimbursed expenses	32
Total deferred tax assets	416
Valuation allowance	(416)
Net deferred tax assets	$—

The valuation allowance at December 31, 2016 was primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2016.

Distributions

Our Board has declared daily distributions on our Class A common stock through February 28, 2017 that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time.

Distributions declared (1) accrue daily to our Class A stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.00164 per share per day during the period ended February 28, 2017, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

The Class A common stock distributions declared and paid during the year ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRIP were as follows:

			Distributions Paid (2)
Period (Year ended December 31, 2016)	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested	Total
January - July	$—	$—	$—	$—	$—
August	34,100	0.049	10,800	22,700	33,500
September	35,600	0.051	300	34,700	35,000
October	36,400	0.051	400	35,400	35,800
November	48,000	0.049	500	46,900	47,400
December	49,900	0.051	—	—	—
Total	$204,000	$0.251	$12,000	$139,700	$151,700
(1)	Based on number of days each Class A share was issued and outstanding during the period presented.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the year ended December 31, 2016, we paid aggregate distributions of approximately $151,700, including approximately $12,000 of distributions paid in cash and 14,709 shares of our Class A common stock issued pursuant to our DRIP for approximately $139,700. For the year ended December 31, 2016, our net loss was approximately $1.5 million and we had net cash provided by operating activities of approximately $0.8 million. For the year ended December 31, 2016, we funded 100% of distributions paid from net cash provided by operating activities.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of December 31, 2016, we own an interest in one joint venture that is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

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

Critical Accounting Policies

The following are our critical accounting policies and estimates.

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Our significant judgments, assumptions and estimates include the evaluation and consolidation of variable interest entities (“VIEs”), the allocation of the purchase price of acquired properties, the evaluation of our investments for impairment, the classification and income recognition for noncontrolling interests and the determination of fair value.

Principles of Consolidation and Basis of Presentation

Our accompanying consolidated financial statements were prepared in accordance with GAAP. The accompanying consolidated financial statements include our account and the accounts of the OP and its subsidiaries. Because we are the sole general partner and a limited partner of the OP and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in our consolidated financial statements. We consolidate entities in which we control more than 50% of the voting equity. Investments in real estate joint ventures over which we have the ability to exercise significant influence, but for which we do not have financial or operating control, are accounted for using the equity method of accounting. We have one investment accounted for using the equity method of accounting that is reflected on our accompanying consolidated financial statements as “Preferred equity investment.” All intercompany balances and transactions are eliminated in consolidation.

In addition, we evaluate relationships with other entities to identify whether there are variable interest entities (“VIEs”) as required by FASB ASC 810, Consolidation (“FASB ASC 810”), and to assess whether we are the primary beneficiary of such entities. If the determination is made that we are the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810.

On January 1, 2016, we adopted Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the current consolidation guidance affecting both the VIE and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way we assess some of these characteristics. The OP meets the criteria as a VOE; and as we hold a majority of the voting interest of the OP, we consolidate the OP. Substantially all of our assets and liabilities represent those assets and liabilities of the OP. All of our debt is an obligation of the OP.

In the opinion of our management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The financial statements of our subsidiaries are prepared using accounting policies consistent with our accounting policies. There have been no significant changes to our significant accounting policies during the year ended December 31, 2016.

Reportable Segments

We have two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. We organize and analyze the operations and results of each of these segments independently, due to inherently different considerations for each segment. For more information regarding our reportable segments, see Note 3 to our consolidated financial statements.

Real Estate Investments

Upon acquisition of real estate investments from unrelated third parties, in accordance with FASB ASC 805, Business Combinations (“FASB ASC 805”), the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets. The purchase price allocation, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see “Fair Value Measurements” below), is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs. Upon our adoption of ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), on January 1, 2017, as discussed below in “Recent Accounting Pronouncements,” we believe most future transaction costs relating to the acquisition of real estate investments will be capitalized. Prior to our adoption of ASU 2017-01, transaction costs associated with the acquisition of real estate investments were expensed as incurred. Preferred equity investments are recorded at the value invested by us at the date of origination and accounted for under the equity method of accounting.

If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of our real estate assets are capitalized as incurred. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Buildings	30 years
Improvements	15 years
Furniture, fixtures, and equipment	3 years
Intangible lease assets	6 months

Impairment

Real estate assets are reviewed for impairment periodically whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, we will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate asset, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

We consider various factors to determine if a decrease in the value of our equity method investments is other-than-temporary. These factors include, but are not limited to, age of the investment, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, and the relationships with the other joint venture partners and its lenders. After determining an other-than-temporary decrease in the value of an equity method investment has occurred, we estimate the fair value of our investment by estimating the proceeds we would receive upon a hypothetical liquidation of the investment at the date of measurement.

For the years ended December 31, 2016 and 2015, we did not record any impairment charges related to real estate assets or equity method investments.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.
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

•

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We utilize an independent third party to perform the allocation of value analysis for each property acquisition and have established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments are fair and consistent as of the measurement date.

Equity in Income

We recognize equity in income earned on a stated investment return from preferred equity investments we originate. Equity in income on our preferred equity investments is recorded under the equity method of accounting. We do not accrue a receivable for our equity in income earned on our preferred equity investments if there is a reason to doubt our ability to collect such income.

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by us in connection with the Offering. Organization and offering expenses are initially paid by the Advisor and its affiliates and are reimbursed by us with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of our escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers.

Organization expenses, when recognized, are expensed by us on the accompanying consolidated statements of operations and comprehensive loss. Offering costs, when recognized, are treated as a reduction of the total proceeds. Until recognized, these expenses are deferred and will be paid to the Advisor and its affiliates from the proceeds of the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. The Advisor is responsible for the payment of organization and offering expenses we incur in excess of 1.0% of the gross offering proceeds.

Noncontrolling Interests

Noncontrolling interests are comprised of our joint venture partners’ interests in the joint venture in the multifamily property that we consolidate. We report our joint venture partners’ interests in our consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investment’s net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of such extended transition period. Therefore, we intend to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. We implemented the provisions of ASU 2015-01 as of January 1, 2016, which did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASU 2015-02 also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. We implemented the provisions of ASU 2015-02 as of January 1, 2016, as more fully described in Note 2 to the accompanying consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. We implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016, which did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods in fiscal years ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We implemented the provisions of ASU 2014-15 as of December 31, 2016, which did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by $0.1 million in the year ended December 31, 2015. Net cash used in investing activities decreased by $0.2 million in the year ended December 31, 2015. Beginning-of-period cash and restricted cash increased by $0.4 million in 2016 (see Note 2 to the accompanying consolidated financial statements).

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. We will implement the provisions of ASU 2016-09 as of January 1, 2017 and have determined the new standard will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. ASU 2017-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this standard must be applied prospectively. We will implement the provisions of ASU 2017-01 as of January 1, 2017 and have determined the new standard will not have a material impact on our consolidated financial statements. We believe most of our future acquisitions of properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We will implement the provisions of ASU 2014-09 as of January 1, 2018 at which time we expect to adopt the updated standard using the modified retrospective approach. However, as the majority of our revenue is from rental income related to leases, we do not expect ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. ASU 2016-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. We will implement the provisions of ASU 2016-01 as of January 1, 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and must be applied retrospectively to all periods presented; early adoption is permitted. We will implement the provisions of ASU 2016-15 as of January 1, 2018 and have determined the new standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for us on January 1, 2019, with early adoption permitted. Based on a preliminary assessment, we expect most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on our consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for us on January 1, 2020; early adoption is permitted on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Inflation

Consistent with the multifamily property focus, the majority of the leases we enter into for multifamily apartment homes are for terms of typically one year or less. These terms provide us with maximum flexibility to implement rental increases when the market will bear such increases and may provide us with a hedge against inflation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of December 31, 2016, we had total indebtedness of $37.9 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements. As of December 31, 2016, an interest rate cap agreement covered $26.9 million of the $37.9 million of our total outstanding indebtedness. This interest rate cap agreement caps the related floating rate debt at 6.00% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of December 31, 2016, the weighted average interest rate of our total indebtedness was 3.28%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our total annual interest expense of the amounts illustrated in the table below for our indebtedness as of December 31, 2016 (in thousands):

Change in Interest Rates	Annual Increase to Interest Expense
0.25%	$95
0.50%	190
0.75%	285
1.00%	380

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report, our management, including our President and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements. See Index to Consolidated Financial Statements of NexPoint Multifamily Capital Trust, Inc. on page F-1 of this Report.

2. Exhibits. The exhibits filed with this Annual Report are set forth in the Exhibit Index.

Item 16. Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: March 27, 2017	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: March 27, 2017	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NexPoint Multifamily Capital Trust, Inc.:

We have audited the accompanying consolidated balance sheets of NexPoint Multifamily Capital Trust, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related notes to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we also audited the financial statement Schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexPoint Multifamily Capital Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas

March 27, 2017

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
		See Note 2
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $35,432 and $34,839, respectively)	35,432	34,839
Intangible lease assets (including from VIEs of $0 and $1,004, respectively)	—	1,004
Construction in progress (including from VIEs of $44 and $43, respectively)	44	43
Furniture, fixtures and equipment (including from VIEs of $1,013 and $397, respectively)	1,013	397
Total Gross Operating Real Estate Investments	41,569	41,363
Accumulated depreciation and amortization (including from VIEs of $1,927 and $1,328, respectively)	(1,927)	(1,328)
Total Net Operating Real Estate Investments	39,642	40,035
Cash and cash equivalents (including from VIEs of $282 and $401, respectively)	456	601
Restricted cash (including from VIEs of $227 and $368, respectively)	227	368
Accounts receivable (including from VIEs of $39 and $16, respectively)	164	25
Prepaid and other assets (including from VIEs of $23 and $32, respectively)	87	32
Preferred equity investment	5,250	—
TOTAL ASSETS	$45,826	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,745 and $26,697, respectively)	26,745	26,697
Credit facility, net	10,944	10,000
Accounts payable and other accrued liabilities (including from VIEs of $171 and $108, respectively)	851	267
Accrued real estate taxes payable (including from VIEs of $193 and $179, respectively)	193	179
Accrued interest payable (including from VIEs of $58 and $50, respectively)	58	50
Security deposit liability (including from VIEs of $65 and $72, respectively)	65	72
Prepaid rents (including from VIEs of $47 and $30, respectively)	47	30
Distributions payable	52	—
Due to affiliates	227	667
Total Liabilities	39,182	37,962
Stockholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 975,824 and 457,005 shares issued and outstanding as of December 31, 2016 and 2015, respectively	10	5
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015	—	—
Additional paid-in capital	9,483	4,195
Accumulated deficit	(3,471)	(1,764)
Accumulated other comprehensive loss	(25)	(18)
Noncontrolling interests	647	681
Total Stockholders' Equity	6,644	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,826	$41,061

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$3,441	$1,380	$—
Other income	443	124	—
Total revenues	3,884	1,504	—
Expenses
Property operating expenses	897	381	—
Acquisition costs	—	147	—
Real estate taxes and insurance	443	174	—
Property management fees (related party)	116	45	—
Asset management fees (related party)	273	—	—
Corporate general and administrative expenses	1,084	337	—
Fees to affiliates	—	396	—
Organization expenses	41	—	—
Property general and administrative expenses	148	77	—
Depreciation and amortization	1,603	1,328	—
Total expenses	4,605	2,885	—
Operating loss	(721)	(1,381)	—
Interest expense	(1,511)	(429)	—
Equity in income of preferred equity investments	727	—	—
Net loss	(1,505)	(1,810)	—
Net loss attributable to noncontrolling interests	(2)	(46)	—
Net loss attributable to common stockholders	$(1,503)	$(1,764)	$—
Other comprehensive loss
Unrealized losses on interest rate cap	(7)	(19)	—
Total comprehensive loss	(1,512)	(1,829)	—
Comprehensive loss attributable to noncontrolling interests	(2)	(47)	—
Comprehensive loss attributable to common stockholders	$(1,510)	$(1,782)	$—

Weighted average Class A shares outstanding - basic (see Note 2)	678	200	22
Weighted average Class A shares outstanding - diluted (see Note 2)	687	200	22

Loss per Class A share - basic and diluted (see Note 2)	$(2.22)	$(8.82)	$—

Distributions declared per Class A share	$0.251	$—	$—

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balances, January 1, 2014	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Class A common stock			22	—			200	—	—	—	200
Balances, December 31, 2014	—	$—	22	$—	—	$—	$200	$—	$—	$—	$200
Issuance of Class A common stock			435	5			$3,995	—	—	—	4,000
Contributions by noncontrolling interests							—	—	—	737	737
Distributions / Dividends							—	—	—	(9)	(9)
Other comprehensive loss							—	—	(18)	(1)	(19)
Net loss							—	(1,764)	—	(46)	(1,810)
Balances, December 31, 2015 (see Note 2)	—	$—	457	$5	—	$—	$4,195	$(1,764)	$(18)	$681	$3,099
Issuance of Class A common stock			519	5			4,771	—	—	—	4,776
Commissions on sales of Class A common stock and related dealer manager fees to affiliates							(5)	—	—	—	(5)
Amortization of stock-based compensation							21	—	—	—	21
Contribution by Advisor for operating expenses							501	—	—	—	501
Distributions / Dividends							—	(204)	—	(32)	(236)
Other comprehensive loss							—	—	(7)	—	(7)
Net loss							—	(1,503)	—	(2)	(1,505)
Balances, December 31, 2016	—	$—	976	$10	—	$—	$9,483	$(3,471)	$(25)	$647	$6,644

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(1,505)	$(1,810)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,603	1,328	—
Equity in income of preferred equity investments	(727)	—	—
Distributions from unconsolidated real estate joint ventures	727	—	—
Amortization of deferred financing costs	192	20	—
Amortization of stock-based compensation	21	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(114)	(25)	—
Prepaid and other assets	(62)	14	—
Accounts payable and other accrued liabilities	571	277	—
Due to affiliates	61	667	—
Net cash provided by operating activities	767	471	—

Cash flows from investing activities
Preferred equity investment originations	(11,250)	—	—
Preferred equity investment redemption	6,000	—	—
Additions to operating real estate investment	(1,165)	(120)	—
Acquisition of operating real estate investment	—	(40,961)	—
Net cash used in investing activities	(6,415)	(41,081)	—

Cash flows from financing activities
Mortgage proceeds received	—	26,919	—
Credit facility proceeds received	19,386	10,000	—
Credit facility payments	(18,386)	—	—
Proceeds from issuance of common stock	4,611	4,000	200
Payments of commissions on sale of Class A common stock and related dealer manager fees	(5)	—	—
Deferred financing fees paid	(200)	(242)	—
Interest rate cap fees paid	—	(26)	—
Distributions to Class A common stockholders	(12)	—	—
Contributions from noncontrolling interests	—	737	—
Distributions to noncontrolling interests	(32)	(9)	—
Net cash provided by financing activities	5,362	41,379	200

Net increase (decrease) in cash and restricted cash	(286)	769	200
Cash and restricted cash, beginning of period	969	200	—
Cash and restricted cash, end of period	$683	$969	$200

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,311	$359	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase in distributions payable	52	—	—
Increase in amounts receivable from transfer agent	25	—	—
Capitalized construction costs included in accounts payable and other accrued liabilities	45	43	—
Change in fair value on derivative instruments designated as hedges	7	19	—
Distributions paid to Class A common stockholders through common stock issuances pursuant to the distribution reinvestment plan	140	—	—
Noncash contribution by Advisor	501	—	—
Liabilities assumed from acquisition	—	278	—
Other assets acquired from acquisition	—	39	—

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (the “Company”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) unless it does not meet the qualifications to be taxed as a REIT. The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement, as amended, dated August 10, 2015 and renewed on August 10, 2016 (the “Advisory Agreement”). Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s assets. All assets may be acquired and operated by the Company alone or jointly with another party.

The Company is offering for sale a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Offering”), which consists of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”). The initial offering price for the shares sold in the primary offering is $10.00 per Class A share of common stock and $9.58 per Class T share of common stock. The initial offering price for the shares sold in the DRIP is $9.50 per Class A share of common stock and $9.10 per Class T share of common stock. The Company reserves the right to reallocate the shares of common stock it is offering between the primary offering and the DRIP. The offering is being conducted on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (Registration No. 333-200221) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, serves as the dealer manager of the Offering.

The Company will provide its stockholders with an initial estimated net asset value (“NAV”) per share of each class of its common stock based on a valuation as of a date no later than 150 days from March 24, 2018, or the second anniversary of the date the Company broke escrow in the Offering, although the Company may provide an estimated NAV based on a valuation prior to such date. If the Company provides an estimated NAV on a date prior to the conclusion of the Offering (the “NAV pricing date”), the Company’s board of directors (the “Board”) may determine to modify the public offering price to reflect the estimated per share NAV. After the NAV pricing date, the per share purchase price in the Offering will vary quarterly and will be equal to the per share NAV plus applicable commissions and fees.

Substantially all of the net proceeds of the Offering are used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of December 31, 2016, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of December 31, 2016, the Company had received a total of $4.8 million of gross offering proceeds, including approximately $139,700 of distributions reinvested through the DRIP.

On April 7, 2016, the Company acquired from Highland Capital Management, L.P., the Company’s sponsor (the “Sponsor”), the Sponsor’s indirect 95% interest (valued at approximately $39.6 million) in a 330-unit multifamily residential community located in Phoenix, Arizona, known as Estates on Maryland (“Estates”). The Sponsor contributed Estates to the Company at the original cost to the Sponsor of approximately $39.6 million, less assumed debt encumbering the property, in exchange for approximately 434,783 shares of the Company’s Class A common stock, $0.01 par value, at $9.20 per share, reflecting the fact that selling commissions and dealer manager fees were not paid in connection with the sale. The Company, pursuant to the agreement entered into for the acquisition of Estates (the “Contribution Agreement”), then transferred the acquired interests to the OP in exchange for approximately 434,783 partnership units in the OP.

As of December 31, 2016, the Company had issued 953,602 shares of Class A common stock in the Offering, including 14,709 shares of Class A common stock issued pursuant to the DRIP.

As the Company accepts subscriptions and issues shares of its common stock in the Offering, the Company will transfer substantially all of its acquired interests in investments to the OP as a contribution in exchange for partnership units and the Company’s percentage ownership in the OP will increase proportionately.

2. Summary of Significant Accounting Policies

Common Control

The contribution of Estates by the Sponsor was accounted for as a combination of entities under common control; therefore, the Company accounted for the acquisition at historical cost in a manner similar to the pooling of interest method. Information included in the accompanying consolidated financial statements is presented as if Estates had been combined throughout the periods presented in which common control existed; the amounts included relating to Estates were determined in accordance with GAAP. As such, the acquisition of Estates by the Company was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date (see Note 10). Therefore, the accompanying consolidated financial statements are presented reflecting the acquisition of Estates as if it occurred on the Original Acquisition Date, rather than on April 7, 2016, the date on which the Company actually acquired Estates from the Sponsor. The following table reflects the recasting adjustments, as presented herein, to the Company’s consolidated balance sheet as of December 31, 2015, as filed on Form 10-K with the SEC on March 25, 2016 (in thousands):

	December 31, 2015
	As Previously Filed	Recasting Adjustments	As Presented
ASSETS
Net Operating Real Estate Investments	$—	$40,035	$40,035
Cash and cash equivalents	200	401	601
Other assets	—	425	425
TOTAL ASSETS	$200	$40,861	$41,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net	—	26,697	26,697
Credit facility, net	—	10,000	10,000
Accounts payable and other accrued liabilities	65	533	598
Due to affiliates	272	395	667
Total Liabilities	337	37,625	37,962
Total Stockholders' Equity (Deficit)	(137)	3,236	3,099
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200	$40,861	$41,061

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The accompanying consolidated financial statements include the accounts of the Company and the OP and its subsidiaries. Because the Company is the sole general partner and a limited partner of the OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in the Company’s consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. The Company has one investment accounted for using the equity method of accounting that is reflected on the accompanying consolidated financial statements as “Preferred equity investment.” All intercompany balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. There have been no significant changes to the Company’s significant accounting policies during the year ended December 31, 2016.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments except from related parties, in accordance with FASB ASC 805, Business Combinations, the purchase price of a property is allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets. The purchase price allocation, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see “Fair Value Measurements” below), is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs. Upon the Company’s adoption of ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"), on January 1, 2017, as discussed below in “Recent Accounting Pronouncements,” the Company believes most future transaction costs relating to the acquisition of real estate investments will be capitalized. Prior to the Company’s adoption of ASU 2017-01, transaction costs associated with the acquisition of real estate investments were expensed as incurred. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed.

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

Impairment

Real estate assets are reviewed for impairment periodically whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, the Company will evaluate the recoverability of such real estate asset based on estimated future cash flows and the estimated liquidation value of such real estate asset, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

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

For the years ended December 31, 2016 and 2015, the Company did not record any impairment charges related to real estate assets or equity method investments.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Security deposits	$65	$72
Operating escrows	162	68
Renovation value-add reserves	—	228
	$227	$368

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, of $0.2 million and $0.2 million, are recorded as a deduction from mortgage payable on the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively. Deferred financing costs, net of amortization, of $0.1 million are recorded as a deduction from the debt related to the Company’s credit facility on the accompanying consolidated balance sheet as of December 31, 2016. The Company did not have any deferred financing costs related to its credit facility as of December 31, 2015. Amortization of deferred financing costs, of $0.2 million and less than $0.1 million, is included in interest expense on the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015, respectively.

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

Equity in Income

The Company recognizes equity in income earned on a stated investment return from preferred equity investments it originates. Equity in income on the Company’s preferred equity investments is recorded under the equity method of accounting. The Company does not accrue a receivable for its equity in income earned on its preferred equity investments if there is a reason to doubt the Company’s ability to collect such income.

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with the Advisory Agreement and the property management agreement, respectively (see Note 10).

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by the Company in connection with the Offering. Organization and offering expenses are initially paid by the Advisor and its affiliates and are reimbursed by the Company with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers.

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

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor and its affiliates for operating expenses paid on behalf of the Company, audit, legal, filing and tax fees, directors’ and officers’ liability insurance and Board fees. For more information on operating expenses and reimbursements to the Advisor and its affiliates, see Note 10.

Fees to Affiliates

Fees to affiliates include, but are not limited to, acquisition and disposition fees paid to our Advisor on qualifying assets that are acquired or sold, subject to certain limitations. For more information on fees to affiliates, see Note 10.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” (see Item 1A. “Risk Factors — If we fail to raise sufficient capital, we may violate the “closely-held test” and fail to qualify as a REIT.”) and to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company believes it will not qualify to be taxed as a REIT, it will not make an election to be taxed as a REIT.

If the Company were to fail to meet these requirements, it could be subject to federal income tax on all of its taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless it is entitled to relief under specific statutory provisions.

The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50 percent probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. The Company has no examinations in progress and none are expected at this time.

If the Company does not meet the qualifications to be taxed as a REIT, it will be taxed as a corporation for U.S. federal income tax purposes. The Company believes there is a possibility it will not qualify to be taxed as a REIT for the 2016 tax year. As such, the Company provides for income taxes using the asset and liability method under ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes its tax positions and evaluates them by determining whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2016. The Company and its subsidiaries may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of December 31, 2016, the Company recognized a total deferred tax asset, net of valuation allowance, based on the fact that it may choose to not elect to be taxed as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balance sheet at December 31, 2016 are comprised of the following (in thousands):

December 31, 2016
Net operating loss	$309
Partnership temporary differences	75
Unreimbursed expenses	32
Total deferred tax assets	416
Valuation allowance	(416)
Net deferred tax assets	$—

The valuation allowance at December 31, 2016 was primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2016.

Acquisition Costs

Acquisition costs include costs incurred to acquire assets and are expensed upon acquisition. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition. Upon the

Company’s adoption of ASU 2017-01 on January 1, 2017, as discussed below in “Recent Accounting Pronouncements,” the Company believes most future transaction costs relating to acquisition of operating properties will be capitalized.

Reportable Segments

The Company has two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. For more information regarding the Company’s reportable segments, see Note 3.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions, including NexBank, SSB, an affiliate of the Advisor, and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

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

Per Share Data

On August 12, 2015, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. The Company had no operating activities or earnings (loss) per share before August 12, 2015. In accordance with GAAP, the Company’s acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by the Company (through the issuance of the Company’s Class A common stock) was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015. In the accompanying consolidated financial statements, operations are shown from the Original Acquisition Date, although the Company did not commence material operations until March 24, 2016, the date the Company met the Minimum Offering Requirement and broke escrow in the Offering, enabling it to commence material operations and reimburse the Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings (loss) per share for the years ended December 31, 2016 and 2015. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Non-vested shares of the Company’s restricted Class A common stock give rise to potentially dilutive shares of the Company’s Class A common stock but such shares were excluded from the computation of diluted loss per share because such shares were anti-dilutive during the period. For the years ended December 31, 2016 and 2015, the Company incurred a loss per share, on a basic and diluted basis, of $2.22 and $8.82, respectively.

Recent Accounting Pronouncements

Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has elected to “opt out” of such extended transition period. Therefore, the Company intends to comply with new or revised accounting standards on the applicable dates on which the adoption of standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASU 2015-02 also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The Company implemented the provisions of ASU 2015-02 as of January 1, 2016, as more fully described in Note 2 to the accompanying consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which changes the way reporting enterprises record debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company implemented the provisions of ASU 2015-03 and ASU 2015-15 as of January 1, 2016, which did not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods in fiscal years ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company implemented the provisions of ASU 2014-15 as of December 31, 2016, which did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by $0.1 million in the year ended December 31, 2015. Net cash used in investing activities decreased by $0.2 million in the year ended December 31, 2015. Beginning-of-period cash and restricted cash increased by $0.4 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents	$456	$601	$200
Restricted cash	227	368	—
Total cash and restricted cash	$683	$969	$200

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. The Company will implement the provisions of ASU 2016-09 as of January 1, 2017 and has determined the new standard will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. ASU 2017-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this standard must be applied prospectively. The Company will implement the provisions of ASU 2017-01 as of January 1, 2017 and has determined the new standard will not have a material impact on its consolidated financial statements. The Company believes most of its future acquisitions of properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which amends ASU 2014-09 to defer the effective date by one year. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018 at which time the Company expects to adopt the updated standard using the modified retrospective approach. However, as the majority of the Company’s revenue is from rental income related to leases, the Company does not expect ASU 2014-09 to have a material impact on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow items with the objective of reducing existing diversity in practice, including the treatment of distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and must be applied retrospectively to all periods presented; early adoption is permitted. The Company will implement the provisions of ASU 2016-15 as of January 1, 2018 and has determined the new standard will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. Full retrospective application is prohibited. The standard will be effective for the Company on January 1, 2019, with early adoption permitted. Based on a preliminary assessment, the Company expects most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in an immaterial increase in the assets and liabilities on its consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020; early adoption is permitted on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Segment Information

GAAP guidance requires that segment disclosures present the measure(s) used by the chief operating decision maker to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of the Advisor’s investment committee who use several generally accepted industry financial measures to assess the performance of the business for its reportable operating segments.

The Company has two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. The Company’s operating multifamily properties segment generates rental income and other income through the operation of properties. The Company’s preferred equity investments segment earns equity in income on a stated investment return. The primary financial measure of segment profit and loss used by the chief operating decision maker is net operating income (“NOI”). NOI for the Company’s operating multifamily properties segment is defined as total revenues less total property operating expenses. NOI for the Company’s preferred equity investments segment is defined as equity in income of preferred equity investments less interest costs on debt used to finance such investments. Excluded from NOI for both of the Company’s reportable segments are: (1) asset management fees; (2) corporate general and administrative expenses; (3) fees to affiliates; (4) organization expenses; and (5) interest expense related to amortization of deferred financing costs. In addition to the aforementioned, excluded from NOI for the Company’s operating multifamily properties segment are: (1) certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the properties; (2) depreciation and amortization; (3) interest costs on debt used to finance such acquisitions; and (4) equity in income of preferred equity investments.

The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company has not presented its assets as of December 31, 2015 and results of operations for the year ended December 31, 2015 by reportable segment due to the fact that it did not originate any preferred equity investments during the year ended December 31, 2015. As a result, there is no meaningful comparison of the Company’s two reportable segments between the periods.

The following table presents the Company’s assets as of December 31, 2016 by reportable segment (in thousands):

December 31, 2016
ASSETS
Operating multifamily property	$40,213
Preferred equity investment	5,250
Other assets (1)	363
TOTAL ASSETS	$45,826
(1)	Other assets consist of cash and cash equivalents, accounts receivable, and prepaid and other assets held at the Company level.

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles the Company’s combined NOI for its reportable segments, as detailed in the tables below, for the year ended December 31, 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

For the Year Ended December 31, 2016
Operating multifamily property	$2,285
Preferred equity investments	506
Combined segment NOI	2,791

Adjustments to reconcile to net loss:
Asset management fees	273
Corporate general and administrative expenses	1,084
Organization expenses	41
Property general and administrative expenses (1)	5
Depreciation and amortization	1,603
Interest on debt - operating multifamily property (2)	1,098
Amortization of deferred financing costs	192
Net loss	$(1,505)
(1)

Adjustment to net loss that excludes expenses for NOI that are not reflective of the ongoing operations of the property or were incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

(2)	Includes interest costs on debt of approximately $36.9 million used to acquire Estates.

The following table presents the total revenues, total property operating expenses and NOI for the Company’s operating multifamily properties segment for the year ended December 31, 2016 (in thousands):

Operating Multifamily Properties	For the Year Ended December 31, 2016
Revenues
Rental income	$3,441
Other income	443
Total revenues	3,884

Operating expenses
Property operating expenses	897
Real estate taxes and insurance	443
Property management fees (related party)	116
Property general and administrative expenses (1)	143
Total expenses	1,599

Segment NOI	$2,285
(1)	Excludes expenses that are not reflective of the ongoing operations of the property or are incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

The following table presents the total equity in income of preferred equity investments, total interest costs on debt and NOI for the Company’s preferred equity investments segment for the year ended December 31, 2016 (in thousands):

Preferred Equity Investments	For the Year Ended December 31, 2016
Other income and expenses
Equity in income of preferred equity investments	$727
Interest on debt (1)	(221)
Segment NOI	$506
(1)	Includes interest costs on debt of approximately $9.25 million used to originate the Company’s preferred equity investments.

4. Acquisitions and Originations

As of December 31, 2016, through its consolidated and unconsolidated joint ventures, the Company holds investments in two multifamily properties. The following tables provide summary information regarding the Company’s acquisition and originations, which are either consolidated or accounted for under the equity method of accounting:

Operating Property Acquisition

				Effective Ownership Percentage at December 31,
Property Name	Location	Date Acquired		2016	2015
Estates on Maryland	Phoenix, Arizona	April 7, 2016	(1)	95%	95%
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

Preferred Equity Investment Originations

Property Name	Location	Number of Units	Date Originated	Amount of Investment (in thousands)	Current Pay Rate	Accrued Pay Rate (1)	Effective Ownership Percentage at December 31, 2016
Bell Midtown	Nashville, Tennessee	170	April 7, 2016	$6,000	8.0%	4.0%	—%	(2)
Springs at Stone Oak Village	San Antonio, Texas	360	August 19, 2016	5,250	8.0%	3.0%	35%	(3)
(1)	Payment of the accrued pay rate is optional and accrues monthly on a compounding basis if not paid.
(2)

The preferred equity interest in Bell Midtown was redeemed in full on December 23, 2016 by WW Olympus Midtown, LP, the entity that directly owns Bell Midtown. The Company used the entire $6.0 million of proceeds from the redemption to pay down a portion of its credit facility (see Note 7).

(3)	Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Springs at Stone Oak Village.

The Company, through the OP, has entered into joint ventures with unrelated third parties to originate preferred equity investments. The Company’s preferred equity investments are typically funded with a combination of debt and equity. The

Company’s losses are limited to its investment and the Company does not guarantee any debt, capital payout, or other obligations associated with the joint ventures.

The joint venture that the Company, through the OP, is invested in as of December 31, 2016 is deemed to be a VIE as it has equity investors that lack certain essential characteristics of a controlling financial interest. The Company has not, is not contractually required to, nor does it intend to, provide additional financial support to the joint venture beyond its original investment. The Company is not the primary beneficiary of this joint venture as it lacks the power to direct the activities that most significantly impact its economic performance and accounts for this interest under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements.

5. Operating Real Estate Investments

As of December 31, 2016, the Company has one consolidated investment in a multifamily property. The following table contains summary information of the Company’s consolidated investment as of December 31, 2016 and 2015:

					Average Effective Monthly Rent Per Unit as of December 31, *(1)		% Occupied as of December 31, *(2)
Property Name	Rentable Square Footage*	Number of Units*	Date Acquired		2016	2015	2016	2015
Estates on Maryland	324,431	330	4/7/2016	(3)	$941	$928	95.8%	90.9%
*	Information is unaudited.
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31 for the respective year minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31 for the respective year.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2016 and 2015, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

As of December 31, 2016, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,432	$—	$44	$1,013	$41,569
Accumulated depreciation and amortization	—	(1,661)	—	—	(266)	(1,927)
Total	$5,080	$33,771	$—	$44	$747	$39,642

As of December 31, 2015, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Intangible Lease Assets	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$34,839	$1,004	$43	$397	$41,363
Accumulated depreciation and amortization	—	(512)	(815)	—	(1)	(1,328)
Total	$5,080	$34,327	$189	$43	$396	$40,035

For the years ended December 31, 2016 and 2015, depreciation expense was $1.4 million and $0.5 million, respectively.

For the years ended December 31, 2016 and 2015, amortization expense related to the Company’s intangible lease assets was $0.2 million and $0.8 million, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to June 30, 2016 has been fully amortized and the assets and related accumulated amortization have been written off as of December 31, 2016.

6. Preferred Equity Investments

As of December 31, 2016, the Company has one preferred equity investment accounted for under the equity method of accounting. The Company did not have any preferred equity investments as of December 31, 2015. The following table contains summary information of the Company’s preferred equity investment as of December 31, 2016:

Property Name	Date Originated	Number of Units*	Carrying Value (in thousands)	Average Effective Monthly Rent Per Unit *(1)	% Occupied *(2)
Springs at Stone Oak Village	8/19/2016	360	$5,250	$1,088	87.2%
*	Information is unaudited.
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of December 31, 2016 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of December 31, 2016.

(2)	Percent occupied is calculated as the number of units occupied as of December 31, 2016, divided by the total number of units, expressed as a percentage.

Summary financial information for the property underlying the Company’s preferred equity investment as of December 31, 2016 and for the year ended December 31, 2016 is as follows (in thousands):

December 31, 2016
(Unaudited)
Balance Sheet:
Real estate, net	$46,088
Other assets	1,055
Total assets	$47,143

Mortgage payable	$34,390
Other liabilities	363
Total liabilities	34,753
Members' equity	12,390
Total liabilities and members' equity	$47,143

For the Year Ended December 31, 2016
(Unaudited)
Operating Statement:
Total revenues	$1,675
Operating expenses	2,333
Operating loss	(658)
Interest expense	488
Depreciation and amortization	1,149
Net loss	$(2,295)

7. Debt

Mortgage Payable

The following table contains summary information concerning the mortgage debt of the Company as of December 31, 2016 (dollars in thousands):

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	360	$26,919	2.67%	6.00%	9/1/2020
Deferred financing costs, net of accumulated amortization of $69					(174)
					$26,745
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.

(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of December 31, 2016, was 0.7717%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 9).
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

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million (the “Commitment”) with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and the OP immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank the Company assumed upon the acquisition of Estates. On April 7, 2016, the OP used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate its $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is payable in full on April 7, 2017, but is pre-payable at any time without penalty. The Credit Facility is non-amortizing during the term it is outstanding and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, the Company and an affiliate of BH Equity provided a guarantee to KeyBank. The Company pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Credit Facility, including 50% of its interest in Estates and 50% of its interest in Bell Midtown. In addition, an affiliate of the Sponsor pledged registered equity securities to KeyBank as collateral for the Credit Facility.

On August 19, 2016, the OP and the Sponsor amended the Credit Facility (the “Amendment”) to, among other things, increase the Commitment from $15.0 million to $20.0 million, and the Company, through the OP, immediately drew $5.25 million on the Credit Facility to originate its preferred equity investment in Springs at Stone Oak Village. The Amendment reflects that, to the extent any principal payments are made on the outstanding principal balance, including any mandatory prepayment, at any time that the outstanding principal balance exceeds $15.0 million, the Commitment shall be permanently reduced by the amount of such prepayment and the amount prepaid shall not be available to be reborrowed. In connection with the Amendment, the OP pledged to KeyBank its 100% preferred equity interest in Springs at Stone Oak Village as collateral for the Credit Facility.

During the fourth quarter of 2016, using approximately $2.4 million of gross offering proceeds and $6.0 million of cash received from the redemption of the Company’s preferred equity investment in Bell Midtown, the Company reduced the principal balance of the Credit Facility to $11.0 million. The Company is in discussions with KeyBank to extend the maturity date, alleviating the need to repay the Credit Facility in full in April 2017. If the Company is unable to extend the maturity date of the Credit Facility and the Company does not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of the Company’s Sponsor, to satisfy the Company’s obligations. The Collateral had a fair market value of approximately $22.1 million as of March 24, 2017. If the Collateral were used to satisfy the Company’s obligations on the Credit Facility, the Company would likely issue shares of its Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. The Company does not believe there is a scenario whereby repayment of the Credit Facility would create a going concern issue for it whereby the Company would not be able to fund its operations for the next 12 months. As of December 31, 2016, the Company, through the OP, has $11.0 million outstanding under the Credit Facility at an interest rate of 4.77%.

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions.

Leverage Limit

Under the Company’s charter, the Company’s borrowings may not exceed 300% of its total “net assets” (as defined in the Company’s charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of its investment (the “Leverage Limit”). However, over time, the Company intends to target a leverage ratio of 50%-60% loan-to-value. The Company may exceed the Leverage Limit if such excess is approved by a majority of its independent directors and disclosed to stockholders in its next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount the Company may borrow against any single improved property. The Company expects that during the period of the Offering, it will seek such independent director approval of borrowings in excess of the Leverage Limit since the

Company is in the process of raising its equity capital to acquire its portfolio. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Springs at Stone Oak Village, borrowings of the Company exceeded the Leverage Limit. A majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit. The Company’s independent directors determined that exceeding the Leverage Limit was justified because the Company is in the process of raising its equity capital to acquire its portfolio. As a result, the Company expects that its debt levels will be higher until it has raised equity capital and repaid a portion of its initial leverage.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2016 are as follows (in thousands):

2017	$11,000
2018	—
2019	—
2020	26,919
2021	—
Thereafter	—
Total	$37,919

8. Stockholders’ Equity

Common Stock

Under the Company’s Articles of Incorporation, the total number of shares of common stock, $0.01 par value per share, initially authorized for issuance was 200,000. In connection with the Company’s formation, NexPoint Advisors, L.P., an affiliate of the Company, purchased 11.11 shares of the Company’s common stock for an aggregate purchase price of $100. On October 24, 2014, the Company authorized and sold approximately 22,222 shares of common stock to the Advisor for an aggregate purchase price of $200,000. On October 24, 2014, the Company repurchased the 11.11 shares previously held by NexPoint Advisors, L.P. in exchange for $100. On July 7, 2015, the Company filed its Amended and Restated Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland (the “Amended and Restated Articles of Incorporation”). Among other things, the Amended and Restated Articles of Incorporation provided for Class A and Class T shares of the Company’s common stock and increased the aggregate number of authorized shares of common stock from 200,000 to 1,000,000,000, 500,000,000 of which are classified as Class A common stock, $0.01 par value per share (the “Class A Shares”), and 500,000,000 of which are classified as Class T common stock, $0.01 par value per share (the “Class T Shares”), and 10,000,000 shares of preferred stock, $0.01 par value per share. Upon filing the Amended and Restated Articles of Incorporation, each share of the Company’s common stock that was issued to the Advisor was converted to one share of the Company’s Class A common stock.

As of December 31, 2016, the Company had issued 953,602 shares of its Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 518,819 shares, including 14,709 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $4.8 million, including approximately $139,700 of distributions reinvested through the DRIP. During the year ended December 31, 2016, the Company recognized offering costs of less than $0.1 million. As of December 31, 2016, the Company had issued a total of 975,824 shares of Class A common stock.

Class A Shares and Class T Shares are being publicly offered in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T Shares. The initial Offering price for the shares in the primary Offering is $10.00 per Class A Share and $9.58 per Class T Share. As of December 31, 2016, no Class T shares had been issued.

Preferred Stock

Under the Company’s Amended and Restated Articles of Incorporation, the total number of shares of preferred stock authorized for issuance is 10,000,000. As of the date of these consolidated financial statements, no shares of preferred stock have been issued (see Note 14).

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

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Board has adopted a share repurchase program that will enable stockholders the opportunity to potentially sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither the Sponsor, the Advisor, the Dealer Manager, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or qualifying disability (as determined by the applicable governmental agency), of a stockholder.

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

Distributions Declared

The Board approved daily distributions for the period from August 1, 2016 through December 31, 2016 that accrued at a rate of $0.00164 per day for each share of the Company’s Class A common stock which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock. The distributions declared accrued daily to stockholders of record as of the close of business on each day and were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. The distributions declared were payable to stockholders from legally available funds. There is no guarantee that the Company will continue to pay distributions at this rate or at all.

Distributions declared during the year ended December 31, 2016 were approximately $204,000, including approximately $188,000 attributable to the DRIP.

Distributions Paid

During the year ended December 31, 2016, the Company paid cash distributions of approximately $12,000, which related to distributions declared for each day in the period from August 1, 2016 through November 30, 2016. Additionally, during the year ended December 31, 2016, 14,709 shares of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $139,700. During the year ended December 31, 2016, the Company paid total distributions of approximately $151,700.

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

Real Estate Acquisitions and Preferred Equity Originations

During the year ended December 31, 2016, and as further discussed in Notes 2 and 4, the Company acquired a 95% interest in one multifamily property, Estates, for $39.6 million and originated two preferred equity investments of a combined $11.25 million in two multifamily properties. The fair values of the Estates assets acquired by the Sponsor on the Original Acquisition Date were allocated as follows: land of approximately $5.1 million, buildings, building improvements, furniture, fixtures, and equipment of approximately $35.1 million, and intangible lease assets of approximately $1.0 million based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

As discussed in Note 2, fair value measurements at the time of acquisition are determined by management using available market information and appropriate valuation methodologies available to management. Critical estimates in valuing certain assets and liabilities and the assumptions of what marketplace participants would use in making estimates of fair value include, but are not limited to: future expected cash flows, estimated carrying costs, estimated origination costs, lease up periods and tenant risk attributes, as well as assumptions about the period of time the acquired lease will continue to be used in the Company’s portfolio and discount rates used in these calculations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may not always reflect unanticipated events and changes in circumstances may occur. In making such estimates, management uses a number of sources, including appraisals, third party cost segregation studies or other market data, as well as information obtained in its pre-acquisition due diligence, marketing and leasing activities. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the contract, was not significant to the overall valuation. As a result, the Company’s derivative held as of December 31, 2016 and 2015 was classified as Level 2 of the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of three years. During the years ended December 31, 2016 and 2015, the interest rate cap was used to hedge the variable cash flows associated with the Company’s floating rate mortgage debt. The interest rate cap the Company employs caps the related floating interest rate at 6.0%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016 and 2015, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of December 31, 2015, the Company had one derivative designated as a cash flow hedge of interest rate risk. As of and during the year ended December 31, 2014, the Company did not have any derivative financial instruments.

As of December 31, 2016, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate cap	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2016, 2015 and 2014, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	Asset Derivative
	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$—	$7

The table below presents the effect of the Company’s derivative financial instrument on the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2016	2015	(effective portion)	2016	2015	(effective portion)	2016	2015
Derivative designated as hedging instrument:
For the year ended December 31,
Interest rate cap	$(7)	$(19)	Interest expense	$—	$—	Interest expense	$—	$—

Other Financial Instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values because of the short-term nature of these instruments. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

Long-term indebtedness is carried at an amount that reasonably approximates its fair value. In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs.

10. Related Party Transactions

The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager with respect to the Offering. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate-related investments and the management of the Company’s assets and for other services (including, but not limited to, the disposition of assets). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering expenses incurred by the Advisor and its affiliates on behalf of the Company. The Company may be obligated to reimburse the Advisor or its affiliates for acquisition and due diligence expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

Acquisitions

During the year ended December 31, 2016, the Company acquired three real estate assets, two of which were acquired from related parties.

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

As further discussed in Note 2, the acquisition of Estates by the Company was deemed to be made on the Original Acquisition Date. In connection with the acquisition of Estates, the Company incurred acquisition fees payable to the Advisor of approximately $0.4 million (see “Acquisition Fee” below), pursuant to the Advisory Agreement, which are deemed to have been incurred on the Original Acquisition Date. The Company’s independent directors unanimously approved the acquisition of Estates and the incurrence of acquisition fees payable to the Advisor.

On April 7, 2016, the Company, through the OP, acquired a 16% preferred equity interest in Bell Midtown by purchasing the 100% interest in Nashville RE Holdings, LLC for $6,000,000 pursuant to a purchase and sale agreement from an entity that is owned by affiliates of, and managed by, the Sponsor. On December 23, 2016, the Company’s preferred equity interest in Bell Midtown was redeemed in full by WW Olympus Midtown, LP, the entity that owns Bell Midtown (see Note 4). The Company did not incur any acquisition or disposition fees payable to the Advisor in connection with this investment or its redemption.

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

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), which is not reduced by amounts borrowed to acquire such assets, and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the year ended December 31, 2016, the Company incurred asset management fees to the Advisor of approximately $0.3 million. The Company did not incur any asset management fees to the Advisor for the year ended December 31, 2015.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. For the year ended December 31, 2016, the Company did not incur any acquisition fees to the Advisor. The Company incurred acquisition fees of approximately $0.4 million payable to the Advisor for the acquisition of Estates, which are deemed to have been incurred on the Original Acquisition Date and are reflected in fees to affiliates on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015 (see Note 2).

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to December 31, 2016, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.5 million. Subsequent to receiving $2.0 million in gross proceeds in the Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses and less than $0.1 million in offering costs for the year ended December 31, 2016, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.4 million have not been accrued on the Company’s consolidated balance sheet as of December 31, 2016, but may be accrued in the future and be reimbursable to the Advisor and its affiliates, subject to the limitations described herein.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through December 31, 2016 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$4,776
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$48

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	41
Total organization and offering expenses recorded by the Company	$48

As of December 31, 2016, we had recognized selling commissions, dealer manager fees, and organization and offering costs in the Offering in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and dealer manager fees to participating broker-dealers (dollars in thousands):

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	48
Total expenses	$53
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$4,636
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.14%

From the commencement of the Company’s initial public offering through December 31, 2016, the net offering proceeds to the Company, after deducting the total expenses incurred as described above, were approximately $4.72 million (exclusive of 434,783 shares of Class A common stock issued to the Sponsor in exchange for its 95% interest in Estates), including net offering proceeds from the DRIP of approximately $139,700. For the year ended December 31, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.14%.

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of December 31, 2016 is as follows (in thousands):

December 31, 2016
Offering costs deferred	$2,309
Organization expenses deferred	117
Total organization and offering expenses deferred	$2,426

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the years ended December 31, 2016 and 2015, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the periods are considered to be permanently waived.

Operating Expenses

The Company will also reimburse the Advisor’s costs of providing administrative services and operating expenses incurred on behalf of the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses, as defined below, at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). For these purposes,

“average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate assets (including amounts invested in REITs and other real estate operating companies) before deducting reserves for depreciation, bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. Additionally, the Company will not make operating expense reimbursements for personnel costs to the Advisor in connection with services for which the Advisor already receives acquisition fees, acquisition or disposition expenses, real estate commissions or asset management fees. The Company will not reimburse the Advisor for salaries and benefits paid to the Company’s executive officers. “Total Operating Expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property). Notwithstanding the foregoing, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s Total Operating Expenses for the four preceding fiscal quarters then ended exceed the 2%/25% Guidelines, unless approved by the Company’s independent directors.

For the year ended December 31, 2016, the Company’s Total Operating Expenses of approximately $1,357,000 exceeded the 2%/25% Guidelines by approximately $600,000 (the “2016 Excess Amount”). On March 16, 2017, the Company’s independent directors determined that the 2016 Excess Amount was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company commenced material operations on March 24, 2016. As such, the Company will not seek reimbursement from the Advisor for the 2016 Excess Amount (see below). For the year ended December 31, 2015, the Company’s Total Operating Expenses were approximately $337,000, which exceeded the 2%/25% Guidelines by such amount (the “2015 Excess Amount”). On March 24, 2016, the Company’s independent directors determined that the 2015 Excess Amount was justified.

For the year ended December 31, 2016, the Advisor and its affiliates incurred approximately $507,000 of the Company’s Total Operating Expenses, all of which are included on the accompanying consolidated statement of operations and comprehensive loss. The Advisor made a non-equity contribution to the Company, meaning the Advisor receives no shares in exchange for the contribution, for $501,000 of these expenses, which are included in corporate general and administrative expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016 and is recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet as of December 31, 2016. The Advisor has permanently waived its ability to seek reimbursement for these expenses. The Company’s independent directors determined that $6,000 of the Company’s Total Operating Expenses that were incurred by the Advisor and its affiliates were justified and, as such, the Company will reimburse the Advisor and its affiliates for these expenses, which are included in due to affiliates on the accompanying consolidated balance sheet as of December 31, 2016.

Disposition Fee

The Company will pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred. For the years ended December 31, 2016 and 2015, the Company did not incur any disposition fees payable to the Advisor or its affiliates.

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. For the year ended December 31, 2016, the Advisor received approximately $0.1 million of preferred equity placement fees, which related to the preferred equity origination in Springs at Stone Oak Village.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed. For the years ended December 31, 2016 and 2015, the Advisor did not receive any preferred equity exit fees.

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

As of December 31, 2016, the Company had issued 953,602 shares of its Class A common stock in the Offering, including 14,709 shares issued pursuant to the DRIP, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $4.8 million, including approximately $139,700 of distributions reinvested through the DRIP. In connection with the Company’s incorporation and prior to the effectiveness of the Offering, the Company sold approximately 22,222 shares of its common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock.

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

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor will pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor will pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor will pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0% of the purchase price. For purchases by an investor of $10,000,001 or more, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0% of the purchase price, and the Advisor will pay an additional 1.0% of the total purchase price to the investor, which will be used to purchase additional Class A Shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees are charged on such additional Class A Shares. For the year ended December 31, 2016, the Advisor incurred approximately $3,000 of selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company’s joint venture in Estates by virtue of ownership in Estates through BH’s affiliates. BH and its affiliates do not have common ownership in any joint venture with the Advisor; there is also no common ownership between BH and its affiliates and the Advisor. The property management fee paid to BH is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed at cost for various operating expenses it pays on behalf of the property. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015
Fees incurred
Property management fees (1)	$116	$45
Construction supervision fees (2)	63	5
Acquisition fees (3)	—	108

Reimbursements
Payroll and benefits (4)	381	129
Other reimbursements (5)	43	53
(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Includes due diligence costs and are included in acquisition costs on the consolidated statements of operations and comprehensive loss.
(4)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(5)

Includes property operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive loss.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the year ended December 31, 2016, Estates incurred asset management fees to the Company of less than $0.1 million. Estates did not incur any asset management fees to the Company for the year ended December 31, 2015. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because the Company’s joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statement of operations and comprehensive loss in the net loss attributable to noncontrolling interests.

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

Included in corporate general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2016 is approximately $21,000 of compensation expense related to the vesting of the 6,000 restricted shares of Class A common stock to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 3.30 years as of December 31, 2016.

Under the terms of the restricted share plan, none of the shares has yet to fully vest. Assuming the Board members do not resign prior to full vesting, shares will vest according to the following schedule:

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

13. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of December 31, 2016, the Company had not entered into any commitments with any parties.

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

14. Subsequent Events

Status of Our Offering

As of March 21, 2017, the Company had issued a total of 1,053,543 shares of Class A common stock and 0 shares of Class T common stock.

Distributions Paid

On January 3, 2017, the Company paid distributions of approximately $49,300, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of approximately $600 and approximately $48,700 in Class A Shares issued pursuant to the DRIP.

On February 1, 2017, the Company paid distributions of approximately $50,800, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of approximately $1,200 and approximately $49,600 in Class A Shares issued pursuant to the DRIP.

On March 2, 2017, the Company paid distributions of approximately $47,000, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of approximately $1,600 and approximately $45,400 in Class A Shares issued pursuant to the DRIP.

Authorized Distributions

On March 16, 2017, the Board authorized the declaration of a special distribution to the Company’s Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. The Board also approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending June 30, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. Distributions for all record dates of a given month will be paid approximately three days following month end. The distributions will be payable to stockholders from legally available funds therefor.

Preferred Stock Private Placement

On January 26, 2017, the Company sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act (the “Private Offering”) to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act for aggregate gross proceeds of $125,000. The Company paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Offering. The Company did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at the Company’s election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to the Company’s shares of common stock.

15. Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$930	$976	$984	$994
Net loss	(416)	(455)	(332)	(302)

Net loss attributable to common stockholders	(409)	(456)	(334)	(304)
Loss per Class A share - basic and diluted (see Note 2)	(0.60)	(0.67)	(0.49)	(0.46)

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$—	$—	$586	$918
Net loss	—	—	(888)	(922)

Net loss attributable to common stockholders	—	—	(867)	(897)
Loss per Class A share - basic and diluted (see Note 2)	—	—	(4.34)	(4.49)

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(in thousands)

				Initial Cost to Company			Costs Capitalized	Gross Amount Carried at December 31, 2016			Accumulated Depreciation
Property Name	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements (1)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (3)	and Amortization (4)	Date Acquired (5)
Estates on Maryland	Phoenix, Arizona	95%	$26,919	$5,080	$36,120	$41,200	$1,373	$5,080	36,489	41,569	(1,927)	4/7/2016
			$26,919	$5,080	$36,120	$41,200	$1,373	$5,080	$36,489	$41,569	$(1,927)
(1)	Includes gross intangible lease assets of approximately $1.0 million and furniture, fixtures, and equipment of approximately $0.4 million.
(2)	Includes construction in progress of less than $0.1 million and furniture, fixtures, and equipment of approximately $1.0 million.
(3)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2016 was approximately $40.7 million (unaudited).
(4)

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives. The estimated useful life to compute depreciation for buildings is 30 years, for building improvements is 15 years, and for furniture, fixtures and equipment is 3 years. The estimated useful life to compute amortization for intangible lease assets is six months.

(5)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (see Note 2).

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015
Real Estate:
Balance, beginning of year	$41,363	$—
Additions:
Real estate acquired	—	41,200
Improvements	1,210	163
Deductions:
Write-off of fully amortized assets	(1,004)	—
Balance, end of year	$41,569	$41,363

Accumulated Depreciation and Amortization:
Balance, beginning of year	$1,328	$—
Depreciation expense	1,414	513
Amortization expense	189	815
Write-off of fully amortized assets	(1,004)	—
Balance, end of year	$1,927	$1,328

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of NexPoint Multifamily Capital Trust, Inc. (included as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-200221) filed on July 10, 2015 and incorporated herein by reference)

3.2

Bylaws of NexPoint Multifamily Capital Trust, Inc. (included as Exhibit 3.2 to the initial public filing of the Registration Statement on Form S-11 (File No. 333-200221) filed on November 14, 2014 and incorporated herein by reference)

3.3

Articles of Amendment of NexPoint Multifamily Realty Trust, Inc., filed April 12, 2016 (included as Exhibit 3.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

4.1

First Amendment to Distribution Reinvestment Plan (included as Appendix A to Supplement No. 2 to the Company’s prospectus dated April 15, 2016, as filed on September 9, 2016 and incorporated herein by reference)

10.1	Amended and Restated Escrow Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on January 21, 2016 and incorporated herein by reference)

10.2

Amendment No. 1 to the Dealer Manager Agreement, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated March 23, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on March 25, 2016 and incorporated herein by reference)

10.3

Contribution Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Multifamily Operating Partnership, L.P. and Highland Capital Management, L.P., dated April 7, 2016 (Exhibit B and Exhibit C omitted) (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.4

Guaranty by NexPoint Multifamily Realty Trust, Inc., in favor of KeyBank National Association, in its capacity as Administrative Agent for the Lenders under that certain Credit Agreement by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.5

Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.6

Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.7

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity interests) (included as Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.8

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.9

Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.7 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.10

Purchase and Sale Agreement, by and among Cornerstone Healthcare Group Holding, Inc. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.11

Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated April 7, 2016 (included as Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.12

First Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated August 19, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference)

10.13

Pledge and Security Agreement, by and among NREA SOV Investors, LLC and KeyBank National Association, dated August 19, 2016 (included as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference)

10.14

Second Amendment to the Dealer Manager Agreement, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated September 7, 2016 (included as Exhibit 1.3 to the Current Report on Form 8-K (File No. 333-200221) filed on September 9, 2016 and incorporated herein by reference)

10.15

Agreement Regarding Certain Volume Discount Sales, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated September 14, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on September 14, 2016 and incorporated herein by reference)

21.1*	List of subsidiaries of NexPoint Multifamily Capital Trust, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statements of CAF Stone Oak Village, LLC

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.