Form 10-K/A
period 2016-12-31
Nexpoint Multifamily Capital Trust, Inc.
filed 2017-04-28
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

As of April 25, 2017, the registrant had 1,060,363 shares of Class A common stock, $0.01 par value, outstanding, and 0 shares of Class T common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NexPoint Multifamily Capital Trust, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2016 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment hereby amends and restates the cover page, Part III, Items 10 through 14, and the list of exhibits contained in Part IV, Item 15, in their entirety.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15, of the Original Report are hereby amended and restated in their entirety below. The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. In addition, the cover page has been updated and amended. As a result of the Amendment, the Company is also filing as exhibits to the Amendment new certifications as required by Rule 15d-14(a) under the Exchange Act. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

i

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-K/A

Year Ended December 31, 2016

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position(s)
James Dondero	54	President
Brian Mitts	46	Chief Financial Officer, Executive VP-Finance, Treasurer and Director
Matt McGraner	33	Chief Investment Officer and Executive VP
Matthew Goetz	31	VP-Investments and Asset Management
Scott Ellington	46	General Counsel and Secretary
D. Kirk McAllaster, Jr.	50	Independent Director
John M. Pons	53	Independent Director

James Dondero: Mr. Dondero has served as our President since February 2014. Mr. Dondero is also President and a member of the investment committee of NexPoint Real Estate Advisors II, L.P., our advisor (the “Advisor”), the co-founder and President of Highland Capital Management, L.P., our sponsor (“Highland”), founder and President of NexPoint Advisors, L.P., an affiliate of our Advisor, Chairman of the board, Chief Executive Officer and member of the investment committee of NexPoint Residential Trust, Inc. (“NXRT”), President of NexPoint Capital, Inc. (“NexPoint Capital”), an affiliated publicly registered non-traded business development company, President of NexPoint Credit Strategies Fund, an affiliated registered closed-end investment company that has its shares listed on the New York Stock Exchange (“NHF”), President of NexPoint Real Estate Strategies Fund, a closed-end investment company that operates as an interval fund (“NRESF”), President of NexPoint Real Estate Advisors, L.P., an affiliate of our Advisor, director for Jernigan Capital, Inc., director for American Banknote Corporation, director for Metro-Goldwyn-Mayer, Chairman of the board of directors for Cornerstone Healthcare, Chairman of the board of directors for CCS Medical, and Chairman of NexBank, SSB, an affiliated bank. Mr. Dondero has over 30 years of experience investing in credit and equity markets and has helped pioneer credit asset classes. Highland and its affiliates managed approximately $14.9 billion in assets as of February 28, 2017. Prior to founding Highland in 1993, Mr. Dondero served as Chief Investment Officer of Protective Life’s GIC subsidiary and helped grow the business from concept to over $2 billion between 1989 and 1993. His portfolio management experience includes mortgage-backed securities, investment grade corporates, leveraged bank loans, high-yield bonds, emerging market debt, real estate, derivatives, preferred stocks and common stocks. From 1985 to 1989, he managed approximately $1 billion in fixed income funds for American Express. Mr. Dondero received a BS in Commerce (Accounting and Finance) from the University of Virginia, and is a Certified Managerial Accountant and a Chartered Financial Analyst.

Brian Mitts: Mr. Mitts has served as our Chief Financial Officer, Executive Vice President-Finance and Treasurer since November 2014, a member of our board of directors (the “Board”) since November 2013 and Chairman of the Board since June 2015. Mr. Mitts also is a member of the investment committee of our Advisor. Mr. Mitts joined Highland in February 2007 and currently also serves as the Chief Operations Officer for Highland Capital Management Fund Advisors L.P. and NexPoint Advisors, L.P., serves as director, the Chief Financial Officer, Executive Vice President, Treasurer and a member of the investment committee of NXRT, serves as Executive Vice Presidnet, Principal Financial Officer and Principal Accounting Officer of NHF, serves as Principal Financial Officer and Principal Accounting Officer of NexPoint Capital, serves as Executive Vice President, Principal Financial Officer and Principal Accounting Officer of NRESF, and serves as Executive Vice President of NexPoint Real Estate Advisors, L.P.. Mr. Mitts is also the Chief Operating Officer of Highland Capital Funds Distributor, Inc. and the Financial and Operations Principal of NexBank Securities, Inc.. Mr. Mitts works closely with the Highland real estate platform and is integral in marketing real estate products for Highland and its affiliates. Mr. Mitts received an MPA and a BBA from the University of Texas at Austin. Mr. Mitts is a licensed Certified Public Accountant.

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

Matt McGraner: Mr. McGraner has served as our Chief Investment Officer and Executive Vice President since November 2014. Mr. McGraner is also a Managing Director at Highland, Chief Investment Officer and a member of the investment committee of NXRT, and a portfolio manager for NRESF. Mr. McGraner joined Highland in May 2013. With over nine years of real estate, private equity and legal experience, his primary responsibilities are to lead the strategic direction and operations of the real estate platform at Highland, as well as source and execute investments, manage risk and develop potential business opportunities, including fundraising, capital markets transactions and joint ventures. Mr. McGraner also is a licensed attorney and was formerly an associate at Jones Day, with a practice primarily focused on private equity, real estate and mergers and acquisitions. Mr. McGraner has led the acquisition and financing of over $200 million of real estate investments and advised on $16.3 billion of mergers and acquisitions and private equity transactions. Since joining Highland, Mr. McGraner has led the acquisition and financing of over $2.3 billion of real estate investments. Mr. McGraner received a BS from Vanderbilt University and JD from Washington University School of Law.

Matthew Goetz: Mr. Goetz has served as our Vice President-Investments and Asset Management since November 2014. Mr. Goetz is also a Senior Financial Analyst at Highland and Senior Vice President-Investments and Asset Management for NXRT. With over nine years of real estate, private equity and equity trading experience, his primary responsibilities are to asset manage, source acquisitions, manage risk and develop potential business opportunities for Highland, including fundraising, private investments and joint ventures. Mr. Goetz has assisted in the acquisition and financing of over $4.8 billion in real estate. Before joining Highland in June 2014, Mr. Goetz was a Senior Financial Analyst in CBRE’s Debt and Structured Finance group from May 2011 to June 2014. Mr. Goetz received a BBA in Finance from St. Edward’s University.

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

The Audit Committee

The Board has established an audit committee, which consists of our two independent directors, D. Kirk McAllaster, Jr. and John M. Pons. The audit committee, by approval of at least a majority of its members, selects the independent registered public accounting firm to audit our annual consolidated financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. One of our independent directors, D. Kirk McAllaster, Jr., serves as the chair of the audit committee and has been designated as the audit committee financial expert. The Board has adopted a charter for the audit committee that sets forth its specific functions and responsibilities.

Investment Committee

Our Advisor also has an investment committee, which is comprised of James Dondero, the chairman of the committee, Brian Mitts and Matt McGraner. Our Advisor’s investment committee meets periodically, at least every quarter, to discuss investment opportunities. The investment committee periodically reviews our investment portfolio and its compliance with our investment policies, business and growth strategies and financing strategy at least on a quarterly basis or more frequently as necessary.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: www.nmcreit.com.

Item 11.	Executive Compensation

Compensation of Our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our Advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has the Board considered, a compensation policy for our executive officers and we have not included a Compensation Discussion and Analysis in this Amendment. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our Advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our Advisor and its affiliates.

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

We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash in 2016	All Other Compensation (1)	Total
D. Kirk McAllaster, Jr. (2)	$58,500	$60,000	$118,500
John Pons (2)	48,000	60,000	108,000
Brian Mitts (3)	—	—	—

(1)	The amounts shown in this column reflect the aggregate fair value of restricted shares of Class A common stock granted under our restricted share plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	Independent directors.
(3)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $40,000 (the audit committee chairperson receives an additional $7,500 annual retainer);

•	$1,500 for each in-person Board meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$750 for each teleconferencing meeting of the Board or committee (the audit committee chairperson receives an additional $1,500 for each teleconferencing meeting of the Board or committee).

In the event there are multiple meetings of the Board and one or more committees in a single day, the fees paid to an individual independent director is limited to $2,000 per day.

Restricted Share Plan

We have adopted a restricted share plan to:

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

Our restricted share plan is administered by the Board. Upon the initial release from escrow of the minimum offering requirement in our offering on March 24, 2016, each of our two independent directors received a grant of 3,000 restricted shares of our Class A common stock at a fair value of $10.00 per share. On May 16, 2016, upon unanimous approval by the stockholders to re-elect our directors to the Board for a one-year term expiring in 2017, we granted an additional 3,000 restricted shares of our Class A common stock at a fair value of $10.00 per share to each of our two independent directors. Restricted shares of Class A common stock issued to independent directors vest in equal amounts annually over a four-year period commencing on the first anniversary of the date of grant. An additional 3,000 restricted shares of our Class A common stock will be granted to each of our independent directors upon their re-election to the Board.

Under the terms of the restricted share plan, none of the shares have yet to vest as of December 31, 2016. Assuming the Board members are re-elected or do not resign prior to full vesting, shares will vest according to the following schedule:

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

Security Ownership of Certain Beneficial Owners

The following table shows, as of the date of this Amendment, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage of Class
Greater than 5% Stockholders
Highland Capital Management, L.P.	453,360	*
The Get Good Trust	225,512	*
Highland CDO Opportunity Master Fund, L.P.	266,519	*

Directors
Brian Mitts	—	—
D. Kirk McAllaster, Jr.	6,000	*
John M. Pons	6,000	*

Executive Officers
James Dondero (2)	968,563	*
Matt McGraner	—	—
Matthew Goetz	—	—
Scott Ellington	—	—
All directors and executive officers as a group (7 persons)	980,563	*

(1)	The address for each beneficial owner is c/o NexPoint Multifamily Capital Trust, Inc., 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(2)	Includes 23,172 shares of Class A common stock held by NexPoint Real Estate Advisors II, L.P., 453,360 shares of Class A common stock held by Highland Capital Management, L.P., 266,519 shares of Class A common stock held by Highland CDO Opportunity Master Fund, L.P. and 225,512 shares of Class A common stock held in trust. Mr. Dondero controls NexPoint Advisors GP, LLC, the general partner of NexPoint Advisors, L.P., which wholly owns the general partner of the Advisor. In addition, Mr. Dondero, through his ownership of Strand Advisors, Inc., controls Highland, which is the investment advisor of Highland CDO Opportunity Master Fund, L.P. Through his control of NexPoint Advisors GP, LLC and Strand Advisors, Inc., Mr. Dondero may be viewed as having voting and dispositive power over the shares of our common stock directly owned by NexPoint Real Estate Advisors II, L.P. and Highland. Through his control of the general partner of Highland, Mr. Dondero may be viewed as having investment power over the shares of our common stock directly owned by Highland CDO Opportunity Master Fund, L.P.

Restricted Share Plan

We adopted our restricted share plan, pursuant to which the Board has the authority to grant restricted stock awards to persons eligible under the plan. The maximum number of restricted shares of our Class A common stock that may be issued pursuant to our restricted share plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our restricted share plan, see Item 11. “Executive Compensation – Compensation of Our Directors – Restricted Share Plan” to this Amendment.

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

Certain Transactions with Related Persons

Our Advisory Agreement

Our Advisory Agreement provides that our Advisor, subject to the overall supervision by the Board, manages the day-to-day operations of, and provides investment management services to, us. The Advisory Agreement requires our Advisor to provide us with all services necessary or appropriate to conduct our business, including the following:

•	identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio properties);

•	find, present and recommend to us real estate investment opportunities consistent with our investment policies and objectives;

•	structure the terms and conditions of our real estate acquisitions and originations, sales or joint ventures;

•	acquire properties and originate preferred equity investments in properties on our behalf in compliance with our investment objectives and policies;

•	arrange for financing and refinancing of properties and real estate-related assets;

•	enter into leases and service contracts for our properties;

•	oversee the performance of our property managers;

•	review and analyze the properties’ operating and capital budgets;

•	generate an annual budget for us;

•	review and analyze financial information for each investment and the overall portfolio;

•	formulate and oversee the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of properties; and

•	close, monitor and administer the investments we make.

Our Advisor is required to obtain the prior approval of the Board in connection with:

•	any investment for which the purchase price exceeds $15 million;

•	any investment that is inconsistent with the publicly disclosed investment guidelines as in effect from time to time, or, if none are then publicly disclosed, as otherwise adopted by the Board from time to time; or

•	any investment that violates our restrictions on indebtedness.

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

Our Advisor and its affiliates receive fees from us, which could be substantial and have not been negotiated at arm’s length. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor, some of whom also serve as our executive officers and directors and the key real estate professionals of our sponsor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and the dealer manager agreement with Highland Capital Funds Distributor, Inc., the dealer manager for our offering (the “Dealer Manager”);

•	public offerings of equity by us, which entitle the Dealer Manager to dealer manager fees and will likely entitle the Advisor to increased acquisition fees and asset management subordinated participation interests;

•	sales of properties and other investments to third parties, which entitle our Advisor to a possible disposition fee and subordinated participation in net sales proceeds;

•	acquisitions of properties and other investments and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;

•	acquisitions of properties and other investments that in some cases may originate from other programs sponsored by the parent of our sponsor, which may entitle affiliates of our sponsor to disposition fees and possible subordinated incentive fees and distributions in connection with their services for the seller;

•	borrowings to acquire properties and other investments and to originate loans, which borrowings will increase the asset management subordinated participation interests and acquisition fee payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to a subordinated incentive distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to a subordinated participation in net sales proceeds.

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

Subject to prior approval of the Board, certain affiliates of our Advisor, including NexBank, SSB and Governance Re (an entity that may be deemed to be controlled by Mr. Dondero), among others, may provide banking, agency, insurance and other services to us and our affiliates for customary fees, and neither we, nor our subsidiaries will have a right to any such fees.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment return thresholds should we seek to become internally-managed. Due to the apparent preference of the public markets for internally-managed companies, a decision to list our shares on a national securities exchange might be preceded by a decision to become internally-managed, and given our Advisor’s familiarity with our assets and operations, we might prefer to become internally-managed by acquiring entities affiliated with our Advisor. Even though our Advisor will not receive internalization fees, our Advisor may have conflicts of interest concerning our listing/liquidation stage, particularly due to the fact the Advisor may receive more value from a listing rather than a liquidation. For example, our Advisor will receive its incentive fee in the form of shares of common stock upon a listing, which may be worth more than such fees paid in cash upon liquidation. Furthermore, our Advisor will defer its tax liability in a listing situation, which may be beneficial.

Pursuant to the terms of the Advisory Agreement, we pay our Advisor the fees described below.

•	Our Advisory Agreement requires that we pay our Advisor an annual asset management fee. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the aggregate book value of our gross assets (before reserves for depreciation or other non-cash reserves), computed by taking the average of the book value of our gross assets at the end of each month (or partial month), and is payable monthly in arrears.

•	We may also pay our Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses.

•	We have established a restricted share plan pursuant to which our directors, officers and employees (if we ever have employees), our Advisor and its affiliates and their respective employees, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us and their respective employees, certain of our consultants and certain consultants to our Advisor and its affiliates or entities that provide services to us and their respective employees may be granted incentive awards in the form of restricted stock.

•	If our Advisor or its affiliates provides a substantial amount of services in connection with the sale of a real property, real estate-related asset or our real estate portfolio, as determined by a majority of the independent directors, our Advisor or its affiliates will earn a disposition fee of 0.5% of the sales price of each real property or real estate-related asset sold, or for the sale of our real estate portfolio, excluding selling costs (1).

•	Our Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation. Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution (2).

•	Upon the listing of our shares on a national securities exchange, our Advisor (in its capacity as special limited partner of NexPoint Multifamily Operating Partnership, L.P., our operating partnership subsidiary (the “OP”)) will receive 15.0% of the amount by which the sum of our market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to a 6.0% annual cumulative, non-compounded return to investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ performance compensation. Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution (2).

•	Upon termination or non-renewal of the Advisory Agreement with or without cause, our Advisor (in its capacity as special limited partner of the OP), will be entitled to receive distributions from the OP equal to 15.0% of the amount, if any, by which (i) the sum of the appraised value of our assets, plus the total distributions paid to stockholders from our inception through the termination date of the Advisory Agreement, less any amounts distributable as of the termination date of the Advisory Agreement to the limited partners of the OP who receive partnership units, exceeds (ii) the aggregate capital contributed by investors, less the portion of any distribution that is attributable to net sales proceeds and by any amounts paid by us to repurchase shares, plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. We cannot assure our stockholders that we will provide this 6.0% return, which we have disclosed solely as a measure for our Advisor’s and its affiliates’ incentive compensation. In addition, our Advisor may elect to defer its right to receive a subordinated distribution upon termination of the Advisory Agreement until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. Neither our Advisor nor any of its affiliates can earn both a subordinated distribution upon termination of the Advisory Agreement and either a subordinated participation in net sales proceeds or a subordinated incentive listing distribution, as the case may be.

(1)	In the event of the sale of the entire company, we would pay to our Advisor a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale, if our Advisor or its affiliates provides a substantial amount of services in connection with such sale, as determined by a majority of the independent directors.

(2)	Neither our Advisor nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution. Any subordinated participation in net sales proceeds becoming due and payable to our Advisor or its assignees hereunder shall be reduced by the amount of any distribution made to our Advisor pursuant to the OP agreement. Any portion of the subordinated participation in net sales proceeds that our Advisor receives prior to our listing will offset the amount otherwise due pursuant to the subordinated incentive listing distribution. In no event will the amount paid to our Advisor, if any, exceed the amount considered presumptively reasonable by the NASAA REIT Guidelines.

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

Affiliated Dealer Manager

The Dealer Manager is an affiliate of Highland. This relationship may create conflicts in connection with the Dealer Manager’s due diligence obligations under the federal securities laws. Although the Dealer Manager will examine the information in our prospectus for accuracy and completeness, due to its affiliation with Highland, no independent review of us will be made in connection with the distribution of our shares in our offering of the type normally performed by an unaffiliated underwriter in connection with the offering of securities. Accordingly, investors in our offering do not have the benefit of an independent due diligence review and investigation. In addition, the Dealer Manager is entitled to compensation in connection with our offering.

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

Selling Commissions and Fees Paid to our Dealer Manager

The Dealer Manager, an entity under common ownership with the Advisor, serves as the dealer manager of our offering. The Dealer Manager and Advisor are related parties and receive fees, distributions and other compensation for services related to our offering and the investment and management of our assets. The Advisor will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages, and the Dealer Manager receives fees during the offering stage.

•	We pay the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A shares and up to 3.0% of gross offering proceeds from the sale of Class T shares. The Dealer Manager is expected to reallow all selling commissions to participating broker-dealers. We will not pay selling commissions with respect to shares of any class sold pursuant to our distribution reinvestment plan (“DRIP”). The selling commissions may be reduced or waived in connection with certain categories of sales.

•	We pay the Dealer Manager a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A shares and Class T shares. The Dealer Manager may reallow all or a portion of its dealer manager fees to participating broker-dealers and servicing broker-dealers. We will not pay dealer manager fees in connection with purchases of shares made pursuant to our DRIP. The dealer manager fee may be reduced or waived in connection with certain categories of sales.

•	With respect to our Class T shares that are sold in our offering, we will pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share (or, once reported, the NAV for the Class T shares) on a continuous basis from year to year. We will continue paying distribution fees with respect to Class T shares sold in our offering until the earlier to occur of the following: (i) a listing of the Class T shares on a national securities exchange, (ii) following the completion of our offering, total underwriting compensation in the Offering equaling 10% of the gross proceeds from our primary offering, or (iii) such Class T shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker dealers. The distribution fee will be payable monthly in arrears. The distribution fee will not be payable with respect to Class T shares issued under the DRIP. We will not pay a distribution fee with respect to Class A shares.

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor will pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor will pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor will pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0%. For purchases by an investor of $10,000,001 or more, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0%, and the Advisor will pay an additional 1.0% of the total purchase price to the investor, which will be used to purchase additional Class A shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees are charged on such additional Class A shares.

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

Among the matters we expect the independent directors to act upon are:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and the Dealer Manager Agreement;

•	public offerings of securities;

•	certain property sales;

•	certain property acquisitions and preferred equity investment originations;

•	transactions with affiliates;

•	compensation of our officers and, if applicable directors, who are affiliated with our Advisor;

•	whether and when we seek to list our shares of common stock on a national securities exchange;

•	whether and when we seek to become internally-managed, which decision could lead to our acquisition of our Advisor at a substantial price; and

•	whether and when we seek to sell the company or its assets.

Allocation Policy

If a potential investment is appropriate for either us or another entity managed by our Advisor or its affiliates, such as NXRT, NexPoint Real Estate Strategies Fund or NexPoint Real Estate Opportunities Fund (f/k/a Freedom REIT, LLC), our Advisor and its affiliates, including their respective personnel, have an allocation policy that provides that opportunities will be allocated among those accounts for which participation in the respective opportunity is considered most appropriate, taking into account, the following objective factors. First, the allocation policy looks to the investment objectives of the REITs managed by the Advisor and its affiliates. For example, our targeted investments in core and core-plus multifamily properties, typically constructed after 2000, which may have a modest value-add component differ from the targeted investments of NXRT, which generally are well-located Class B multifamily properties, typically constructed between 1980 and 1999, with a significant value-add component and NexPoint Real Estate Opportunities Fund (f/k/a Freedom REIT, LLC), which typically are opportunistic real estate investments in multifamily, hospitality, office and net lease property types. We believe that most investment opportunities will be more appropriate for us, NXRT or NexPoint Real Estate Opportunities Fund (f/k/a Freedom REIT, LLC) based on the differences in our primary investment objectives. Our Advisor is not required to offer to us any opportunities that do not meet our investment objectives and criteria. Our Advisor and its personnel have no obligation to, but may, present us with investment opportunities with a purchase price of less than $10 million. Personnel of our Advisor and its affiliates may invest in any such investment opportunities not required to be presented to us.

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

Term of Advisory Agreement. Each contract for the services of our Advisor may not exceed one year, although there is no limit on the number of times that a particular advisor may be retained. Our Advisor may terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. A majority of our independent directors may also terminate the Advisory Agreement without cause or penalty on 60 days’ written notice. For these purposes, by “without penalty,” we mean that we can terminate the Advisory Agreement without having to compensate our Advisor for income lost as a result of the termination of the Advisory Agreement. The Advisory Agreement does contain a provision to eliminate the possibility that our Advisor could be terminated as a way to avoid having to pay the Subordinated Participation in Net Sale Proceeds.

Our Acquisitions. We will not purchase or lease properties in which our sponsor, our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of the Board, including a majority of the independent directors, not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the affiliated seller or lessor unless there is substantial justification for the excess amount. Generally, the purchase price that we will pay for any property will be based on the fair market value of the property as determined by a majority of the Board. In the cases where a majority of our independent directors requires and in all cases in which the transaction is with our Sponsor, our Advisor, any of our directors or any of their affiliates, we will obtain an appraisal of fair market value by an independent expert selected by our independent directors. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

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

Director Independence

In order to reduce the risks created by conflicts of interest, our charter requires the Board to be comprised of a majority of persons who are independent directors except for a period of up to 60 days after the death, resignation or removal of an independent director pending the election of such independent director’s successor. Our charter also empowers the independent directors to retain their own legal and financial advisors. A majority of the independent directors has approved matters relating to or acts upon:

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

Independent Registered Public Accounting Firm

During the years ended December 31, 2016 and 2015, KPMG served as our independent registered public accounting firm and provided us certain tax and other services.

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

All services rendered by KPMG for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Our audit committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services for the years ended December 31, 2016 and 2015. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of KPMG. The aggregate fees billed to us for professional accounting services, including the audit of our annual consolidated financial statements by KPMG for the years ended December 31, 2016 and 2015 are set forth in the table below (in thousands):

	For the Year Ended December 31,
	2016	2015
Audit fees	$445	$163

Audit-related fees	—	—
Tax fees	11	2
All other fees	—	—

Total	$456	$165

For purposes of the preceding table, KPMG’s professional fees are classified as follows:

•	Audit fees - These are fees for professional services performed for the audit of our annual consolidated financial statements and the required review of quarterly consolidated financial statements and other procedures performed by KPMG in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our consolidated financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1.	The list of the financial statements was previously filed with the Original Report.

2.	Exhibits. The exhibits filed with this Amendment are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: April 28, 2017	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of NexPoint Multifamily Capital Trust, Inc. (included as Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-200221) filed on July 10, 2015 and incorporated herein by reference)

3.2	Bylaws of NexPoint Multifamily Capital Trust, Inc. (included as Exhibit 3.2 to the initial public filing of the Registration Statement on Form S-11 (File No. 333-200221) filed on November 14, 2014 and incorporated herein by reference)

3.3	Articles of Amendment of NexPoint Multifamily Realty Trust, Inc., filed April 12, 2016 (included as Exhibit 3.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included in the prospectus dated April 27, 2016 as Appendix A and incorporated herein by reference)

4.2	First Amendment to Distribution Reinvestment Plan (included as Appendix A to Supplement No. 2 to the Company’s prospectus dated April 15, 2016, as filed on September 9, 2016 and incorporated herein by reference)

4.3	Form of Subscription Agreement (included in the prospectus dated April 27, 2016 as Appendix B and incorporated herein by reference)

4.4	Form of Multiproduct Subscription Agreement (included in the prospectus dated April 27, 2016 as Appendix C and incorporated herein by reference)

4.5	Form of Additional Subscription Agreement (included as Appendix D to Supplement No. 6 to the Company’s prospectus dated April 27, 2016, as filed on January 17, 2017 and incorporated herein by reference)

10.1	Amended and Restated Escrow Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on January 21, 2016 and incorporated herein by reference)

10.2	Amendment No. 1 to the Dealer Manager Agreement, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated March 23, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on March 25, 2016 and incorporated herein by reference)

10.3	Contribution Agreement, by and among NexPoint Multifamily Realty Trust, Inc., NexPoint Multifamily Operating Partnership, L.P. and Highland Capital Management, L.P., dated April 7, 2016 (Exhibit B and Exhibit C omitted) (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.4	Guaranty by NexPoint Multifamily Realty Trust, Inc., in favor of KeyBank National Association, in its capacity as Administrative Agent for the Lenders under that certain Credit Agreement by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.5	Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.3 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.6	Pledge and Security Agreement, by and among NexPoint Multifamily Realty Trust, Inc. and KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.4 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.7	Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity interests) (included as Exhibit 10.5 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.8	Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging capital events) (included as Exhibit 10.6 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.9	Pledge and Security Agreement, by NexPoint Multifamily Operating Partnership, L.P., in favor of KeyBank National Association, dated April 7, 2016 (pledging equity issuances) (included as Exhibit 10.7 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.10	Purchase and Sale Agreement, by and among Cornerstone Healthcare Group Holding, Inc. and NexPoint Multifamily Operating Partnership, L.P., dated April 7, 2016 (included as Exhibit 10.8 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.11	Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated April 7, 2016 (included as Exhibit 10.9 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2016 and incorporated herein by reference)

10.12	First Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated August 19, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference)

10.13	Pledge and Security Agreement, by and among NREA SOV Investors, LLC and KeyBank National Association, dated August 19, 2016 (included as Exhibit 10.2 to the Current Report on Form 8-K (File No. 333-200221) filed on August 24, 2016 and incorporated herein by reference)

10.14	Second Amendment to the Dealer Manager Agreement, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated September 7, 2016 (included as Exhibit 1.3 to the Current Report on Form 8-K (File No. 333-200221) filed on September 9, 2016 and incorporated herein by reference)

10.15	Agreement Regarding Certain Volume Discount Sales, by and among NexPoint Multifamily Capital Trust, Inc., NexPoint Real Estate Advisors II, L.P. and Highland Capital Funds Distributor, Inc., dated September 14, 2016 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on September 14, 2016 and incorporated herein by reference)

10.16	Second Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated April 7, 2017 (included as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-200221) filed on April 13, 2017 and incorporated herein by reference)

21.1**	List of subsidiaries of NexPoint Multifamily Capital Trust, Inc.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Financial Statements of CAF Stone Oak Village, LLC

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed or furnished, as the case may be, with the Original Report, originally filed with the SEC on March 28, 2017, which is being amended hereby.