Form 10-Q
period 2017-03-31
Nexpoint Multifamily Capital Trust, Inc.
filed 2017-05-11
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2017, the registrant had 1,120,508 shares of Class A common stock, $0.01 par value, outstanding and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

March 31, 2017

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $35,450 and $35,432, respectively)	35,450	35,432
Construction in progress (including from VIEs of $6 and $44, respectively)	6	44
Furniture, fixtures and equipment (including from VIEs of $1,039 and $1,013, respectively)	1,039	1,013
Total Gross Operating Real Estate Investments	41,575	41,569
Accumulated depreciation and amortization (including from VIEs of $2,316 and $1,927, respectively)	(2,316)	(1,927)
Total Net Operating Real Estate Investments	39,259	39,642
Cash and cash equivalents (including from VIEs of $604 and $282, respectively)	1,117	456
Restricted cash (including from VIEs of $346 and $227, respectively)	346	227
Accounts receivable (including from VIEs of $19 and $39, respectively)	169	164
Prepaid and other assets (including from VIEs of $10 and $23, respectively)	42	87
Preferred equity investment	5,250	5,250
TOTAL ASSETS	$46,183	$45,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,757 and $26,745, respectively)	26,757	26,745
Credit facility, net	10,991	10,944
Accounts payable and other accrued liabilities (including from VIEs of $107 and $171, respectively)	745	851
Accrued real estate taxes payable (including from VIEs of $293 and $193, respectively)	293	193
Accrued interest payable (including from VIEs of $62 and $58, respectively)	66	58
Security deposit liability (including from VIEs of $65 and $65, respectively)	65	65
Prepaid rents (including from VIEs of $34 and $47, respectively)	34	47
Distributions payable	61	52
Due to affiliates	234	227
Total Liabilities	39,246	39,182
Stockholders' Equity:
12.5% Series A Cumulative Preferred stock, $.01 par value; 10,000,000 shares authorized; 125 and 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 1,056,321 and 975,824 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	11	10
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	10,354	9,483
Accumulated deficit	(4,049)	(3,471)
Accumulated other comprehensive loss	(25)	(25)
Noncontrolling interests	646	647
Total Stockholders' Equity	6,937	6,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,183	$45,826

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$887	$842
Other income	110	88
Total revenues	997	930
Expenses
Property operating expenses	236	196
Real estate taxes and insurance	114	113
Property management fees (related party)	30	28
Asset management fees (related party)	86	—
Corporate general and administrative expenses	289	155
Organization expenses	7	15
Property general and administrative expenses	44	34
Depreciation and amortization	389	523
Total expenses	1,195	1,064
Operating loss	(198)	(134)
Interest expense	(368)	(282)
Equity in income of preferred equity investment	143	—
Net loss	(423)	(416)
Net loss attributable to noncontrolling interests	(1)	(7)
Net loss attributable to NexPoint Multifamily Capital Trust, Inc.	(422)	(409)
Distributions declared to Series A preferred stockholders	(3)	—
Net loss attributable to common stockholders	$(425)	$(409)
Other comprehensive loss
Unrealized losses on interest rate cap	—	(4)
Total comprehensive loss	(423)	(420)
Comprehensive loss attributable to noncontrolling interests	(1)	(7)
Comprehensive loss attributable to NexPoint Multifamily Capital Trust, Inc.	$(422)	$(413)

Weighted average Class A common shares outstanding - basic (see Note 2)	1,024	476
Weighted average Class A common shares outstanding - diluted (see Note 2)	1,035	477

Loss per Class A common share - basic and diluted (see Note 2)	$(0.42)	$(0.86)

Distributions declared per Class A common share	$0.148	$—

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balances, December 31, 2016	—	$—	975,824	$10	—	$—	$9,483	$(3,471)	$(25)	$647	$6,644
Issuance of Class A common stock			80,497	1			744	—	—	—	745
Issuance of Series A cumulative preferred stock	125	—					125	—	—	—	125
Commissions on sales of Series A cumulative preferred stock							(6)	—	—	—	(6)
Amortization of stock-based compensation							8	—	—	—	8
Distributions declared on Class A common stock							—	(153)	—	—	(153)
Distributions declared on Series A cumulative preferred stock							—	(3)	—	—	(3)
Net loss							—	(422)	—	(1)	(423)
Balances, March 31, 2017	125	$—	1,056,321	$11	—	$—	$10,354	$(4,049)	$(25)	$646	$6,937

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(423)	$(416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	389	523
Equity in income of preferred equity investment	(143)	—
Distributions from preferred equity investment	143	—
Amortization of deferred financing costs	59	12
Amortization of stock-based compensation	8	—
Changes in operating assets and liabilities:
Accounts receivable	(21)	(34)
Prepaid and other assets	45	(33)
Accounts payable and other accrued liabilities	34	110
Due to affiliates	7	21
Net cash provided by operating activities	98	183

Cash flows from investing activities
Additions to operating real estate investment	(51)	(216)
Net cash used in investing activities	(51)	(216)

Cash flows from financing activities
Proceeds from issuance of Class A common stock	617	1,993
Proceeds from issuance of Series A cumulative preferred stock	125	—
Payments of commissions on sale of Series A cumulative preferred stock	(6)	—
Distributions to Class A common stockholders	(3)	—
Distributions to noncontrolling interests	—	(7)
Net cash provided by financing activities	733	1,986

Net increase in cash and restricted cash	780	1,953
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,463	$2,922

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$301	$267
Supplemental Disclosure of Noncash Investing and Financing Activities
Increase in distributions payable	9	—
Capitalized construction costs included in accounts payable and other accrued liabilities	—	12
Change in fair value on derivative instruments designated as hedges	—	4
Distributions paid to Class A common stockholders through common stock issuances pursuant to the distribution reinvestment plan	144	—

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

Substantially all of the net proceeds of the Offering are used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of March 31, 2017, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of March 31, 2017, the Company had received a total of $5.5 million of gross offering proceeds, including approximately $283,500 of distributions reinvested through the DRIP.

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

As of March 31, 2017, the Company had issued 1,034,099 shares of Class A common stock in the Offering, including 29,843 shares of Class A common stock issued pursuant to the DRIP.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The accompanying unaudited consolidated financial statements include the accounts of the Company and the OP and its subsidiaries. Because the Company is the sole general partner and a limited partner of the OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in the Company’s consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. The Company has one investment accounted for using the equity method of accounting that is reflected on the accompanying unaudited consolidated financial statements as “Preferred equity investment.” All intercompany balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The unaudited consolidated financial statements, and the notes thereto, included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K, filed with the SEC on March 28, 2017. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2017.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments

Upon acquisition of real estate investments, except from related parties, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets in accordance with FASB ASC 805, Business Combinations, and the recently adopted ASU 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”), which the Company adopted on January 1, 2017 (see “Recent Accounting Pronouncements” below). The Company believes most future acquisition costs will be capitalized in accordance with ASU 2017-01. Prior to the Company’s adoption of ASU 2017-01, acquisition costs were expensed as incurred.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see “Fair Value Measurements” below), is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

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

For the three months ended March 31, 2017 and 2016, the Company did not record any impairment charges related to real estate assets or equity method investments.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Security deposits	$65	$65
Operating escrows	281	162
	$346	$227

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheet. Amortization of deferred financing costs, of $0.1 million and less than $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, respectively. The following is a summary of the Company’s outstanding debt and deferred financing costs, net of accumulated amortization, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Mortgage payable	$26,919	$26,919
Deferred financing costs, net	(162)	(174)
Mortgage payable, net	$26,757	$26,745

Credit facility	$11,000	$11,000
Deferred financing costs, net	(9)	(56)
Credit facility, net	$10,991	$10,944

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

Fees to Affiliates

Fees to affiliates include, but are not limited to, acquisition and disposition fees paid to the Advisor on qualifying assets that are acquired or sold, subject to certain limitations. For more information on fees to affiliates, see Note 10.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” (in order for the Company to qualify as a REIT, no more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, which the Company refers to as the “closely-held test”), and to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. If the Company believes it will not qualify to be taxed as a REIT, it will not make an election to be taxed as a REIT.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2017. The Company and its subsidiaries may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of March 31, 2017 and December 31, 2016, the Company recognized total deferred tax assets, net of valuation allowances, based on the fact that it may choose to not elect to be taxed as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Net operating loss	$421	$309
Partnership temporary differences	112	75
Unreimbursed expenses	32	32
Total deferred tax assets	565	416
Valuation allowance	(565)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at March 31, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at March 31, 2017.

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

Per Share Data

On August 12, 2015, the SEC declared effective the Company’s registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. The Company had no operating activities or earnings (loss) per share before August 12, 2015. In accordance with GAAP, the Company’s acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by the Company (through the issuance of the Company’s Class A common stock) was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015. In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although the Company did not commence material operations until March 24, 2016, the date the Company met the Minimum Offering Requirement and broke escrow in the Offering, enabling it to commence material operations and reimburse the Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Non-vested shares of the Company’s restricted Class A common stock give rise to potentially dilutive shares of the Company’s Class A common stock but such shares were excluded from the computation of diluted loss per share because such shares were anti-dilutive during the period. For the three months ended March 31, 2017 and 2016, the Company incurred a loss per share, on a basic and diluted basis, of $0.42 and $0.86, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by $0.1 million in the three months ended March 31, 2016. Net cash used in investing activities decreased by $0.2 million in the three months ended March 31, 2016. Beginning-of-period cash and restricted cash increased by $0.4 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the accompanying unaudited consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$1,117	$2,648
Restricted cash	346	274
Total cash and restricted cash	$1,463	$2,922

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard must be applied prospectively, retrospectively, or as of the beginning of the earliest comparative period presented in the year of adoption, depending on the type of amendment. The Company implemented the provisions of ASU 2016-09 as of January 1, 2017, on a prospective basis, which did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. The Company implemented the provisions of ASU 2017-01 as of January 1, 2017, which did not have a material impact on its consolidated financial statements. The Company believes most of its future acquisitions of properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

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

The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company has not presented its results of operations for the three months ended March 31, 2016 by reportable segment due to the fact that it did not originate any preferred equity investments until the second quarter of 2016. As a result, there is no meaningful comparison of the results of operations of the Company’s two reportable segments between the periods.

The following table presents the Company’s assets as of March 31, 2017 and December 31, 2016 by reportable segment (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating multifamily property	$40,238	$40,213
Preferred equity investment	5,250	5,250
Other assets (1)	695	363
TOTAL ASSETS	$46,183	$45,826
(1)	Other assets consist of cash and cash equivalents, accounts receivable, and prepaid and other assets held at the Company level.

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles the Company’s combined NOI for its reportable segments, as detailed in the tables below, for the three months ended March 31, 2017 to net loss, the most directly comparable GAAP financial measure (in thousands):

For the Three Months Ended March 31, 2017
(Unaudited)
Operating multifamily property	$574
Preferred equity investment	82
Combined segment NOI	656

Adjustments to reconcile to net loss:
Asset management fees	86
Corporate general and administrative expenses	289
Organization expenses	7
Property general and administrative expenses (1)	1
Depreciation and amortization	389
Interest on debt - operating multifamily property (2)	248
Amortization of deferred financing costs	59
Net loss	$(423)
(1)

Adjustment to net loss that excludes expenses for NOI that are not reflective of the ongoing operations of the property or were incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

(2)	Includes interest costs on outstanding debt of approximately $32.7 million used to acquire Estates.

The following table presents the total revenues, total property operating expenses and NOI for the Company’s operating multifamily properties segment for the three months ended March 31, 2017 (in thousands):

Operating Multifamily Properties	For the Three Months Ended March 31, 2017
(Unaudited)
Revenues
Rental income	$887
Other income	110
Total revenues	997

Operating expenses
Property operating expenses	236
Real estate taxes and insurance	114
Property management fees (related party)	30
Property general and administrative expenses (1)	43
Total expenses	423

Segment NOI	$574
(1)	Excludes expenses that are not reflective of the ongoing operations of the property or are incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

The following table presents the total equity in income of its preferred equity investment, total interest costs on debt and NOI for the Company’s preferred equity investments segment for the three months ended March 31, 2017 (in thousands):

Preferred Equity Investments	For the Three Months Ended March 31, 2017
(Unaudited)
Other income and expenses
Equity in income of preferred equity investment	$143
Interest on debt (1)	(61)
Segment NOI	$82

(1)	Includes interest costs on debt of approximately $5.25 million used to originate the Company’s preferred equity investment.

4. Acquisitions and Originations

As of March 31, 2017, through its consolidated and unconsolidated joint ventures, the Company holds investments in two multifamily properties. The following tables provide summary information regarding the Company’s acquisition and origination, which are either consolidated or accounted for under the equity method of accounting:

Operating Property Acquisition

Property Name	Location	Date Acquired		Effective Ownership Percentage at March 31, 2017	Effective Ownership Percentage at December 31, 2016
Estates on Maryland	Phoenix, Arizona	April 7, 2016	(1)	95%	95%
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

Preferred Equity Investment Origination

Property Name	Location	Number of Units	Date Originated	Amount of Investment (in thousands)	Current Pay Rate	Accrued Pay Rate (1)	Effective Ownership Percentage at March 31, 2017
Springs at Stone Oak Village	San Antonio, Texas	360	August 19, 2016	$5,250	8.0%	3.0%	35.0%	(2)
(1)	Payment of the accrued pay rate is optional and accrues monthly on a compounding basis if not paid.
(2)	Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Springs at Stone Oak Village.

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

The joint venture that the Company, through the OP, is invested in as of March 31, 2017 is deemed to be a VIE as it has equity investors that lack certain essential characteristics of a controlling financial interest. The Company has not, is not contractually required to, nor does it intend to, provide additional financial support to the joint venture beyond its original investment. The Company is not the primary beneficiary of this joint venture as it lacks the power to direct the activities that most significantly impact its economic performance and accounts for this interest under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements.

5. Operating Real Estate Investments

As of March 31, 2017, the Company has one consolidated investment in a multifamily property. The following table contains summary information of the Company’s consolidated investment as of March 31, 2017 and December 31, 2016:

Property Name	Rentable Square Footage	Number of Units	Date Acquired		Average Effective Monthly Rent Per Unit (1)	% Occupied as of March 31, 2017 (2)	% Occupied as of December 31, 2016 (2)
Estates on Maryland	324,431	330	4/7/2016	(3)	$954	95.2%	95.8%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

As of March 31, 2017, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands) (unaudited):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,450	$6	$1,039	$41,575
Accumulated depreciation and amortization	—	(1,965)	—	(351)	(2,316)
Total	$5,080	$33,485	$6	$688	$39,259

As of December 31, 2016, the major components of the Company’s consolidated investment in a multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,432	$44	$1,013	$41,569
Accumulated depreciation and amortization	—	(1,661)	—	(266)	(1,927)
Total	$5,080	$33,771	$44	$747	$39,642

For the three months ended March 31, 2017 and 2016, depreciation expense was $0.4 million and $0.3 million, respectively.

For the three months ended March 31, 2017 and 2016, amortization expense related to the Company’s intangible lease assets was $0 and $0.2 million, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to September 30, 2016 has been fully amortized and the assets and related accumulated amortization have been written off as of March 31, 2017.

6. Preferred Equity Investment

As of March 31, 2017, the Company has one preferred equity investment accounted for under the equity method of accounting. The following table contains summary information of the Company’s preferred equity investment as of March 31, 2017 and December 31, 2016:

Property Name	Date Originated	Number of Units	Carrying Value (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied as of March 31, 2017 (2)	% Occupied as of December 31, 2016 (2)
Springs at Stone Oak Village	8/19/2016	360	$5,250	$1,094	86.9%	87.2%

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of March 31, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of March 31, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of March 31, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.

Summary financial information for the property underlying the Company’s preferred equity investment as of March 31, 2017 and for the three months ended March 31, 2017 is as follows (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Balance Sheet:
Real estate, net	$45,382	$46,088
Other assets	1,239	1,055
Total assets	$46,621	$47,143

Mortgage payable, net	$34,377	$34,390
Other liabilities	750	363
Total liabilities	35,127	34,753
Members' equity	11,494	12,390
Total liabilities and members' equity	$46,621	$47,143

For the Three Months Ended March 31, 2017
(Unaudited)
Operating Statement:
Total revenues	$1,129
Operating expenses	665
Operating income	464
Interest expense	321
Depreciation and amortization	707
Net loss	$(564)

7. Debt

Mortgage Payable

The following table contains summary information concerning the mortgage debt of the Company as of March 31, 2017 (dollars in thousands):

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	360	$26,919	2.88%	6.00%	9/1/2020
Deferred financing costs, net of accumulated amortization of $81					(162)
					$26,757

(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.
(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of March 31, 2017, was 0.9828%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 9).
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

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million (the “Commitment”) with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and the OP immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank the Company assumed upon the acquisition of Estates. On April 7, 2016, the OP used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate its $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is non-amortizing during the term it is outstanding, is pre-payable at any time without penalty, and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, the Company and an affiliate of BH Equity provided a guarantee to KeyBank. The Company pledged certain assets and proceeds from the Offering to KeyBank as collateral for the Credit Facility. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Credit Facility, including 50% of its interest in Estates and 50% of its interest in Bell Midtown. In addition, an affiliate of the Sponsor pledged registered equity securities to KeyBank as collateral for the Credit Facility.

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

The Credit Facility was payable in full on April 7, 2017, but was amended on April 7, 2017 to extend the maturity date to June 30, 2017 (see Note 14). The Company continues to be in discussions with KeyBank to further extend the maturity date, alleviating the need to repay the Credit Facility in full on June 30, 2017. If the Company is unable to extend the maturity date of the Credit Facility and the Company does not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of the Company’s Sponsor, to satisfy the Company’s obligations. The Collateral had a fair market value of approximately $22.7 million as of March 31, 2017. If the Collateral were used to satisfy the Company’s obligations on the Credit Facility, the Company would likely issue shares of its Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. The Company does not believe there is a scenario whereby repayment of the Credit Facility would create a going concern issue for it whereby the Company would not be able to fund its operations for the next 12 months.

As of March 31, 2017, the Company, through the OP, has $11.0 million outstanding under the Credit Facility at an interest rate of 4.98%. The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions.

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

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2017 are as follows (in thousands):

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

As of March 31, 2017, the Company had issued 1,034,099 shares of its Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 599,316 shares, including 29,843 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $5.5 million, including approximately $283,500 of distributions reinvested through the DRIP. During the three months ended March 31, 2017, the Company recognized offering costs of less than $0.1 million. As of March 31, 2017, the Company had issued a total of 1,056,321 shares of Class A common stock.

Class A Shares and Class T Shares are being publicly offered in any combination up to the maximum Offering amount. The share classes have different selling commissions, and there will be an ongoing distribution fee with respect to the primary Offering of Class T Shares. The initial Offering price for the shares in the primary Offering is $10.00 per Class A Share and $9.58 per Class T Share. As of March 31, 2017, no Class T shares had been issued.

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

Distributions Declared

The Board previously approved daily distributions for the period from January 1, 2017 through February 28, 2017 that accrued at a rate of $0.00164 per day for each share of the Company’s Class A common stock which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock. On March 16, 2017, the Board authorized the declaration of a special distribution to the Company’s Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. The Board also approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending June 30, 2017. The distributions declared accrued daily to stockholders of record as of the close of business on each day and were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. The distributions declared were payable to stockholders from legally available funds. The Company did not declare any distributions during the three months ended March 31, 2016. There is no guarantee that the Company will continue to pay distributions at this rate or at all.

Distributions declared on the Company’s Class A common stock during the three months ended March 31, 2017 were approximately $153,000, including approximately $133,400 attributable to the DRIP.

Distributions declared on the Company’s Series A cumulative preferred stock during the three months ended March 31, 2017 were approximately $2,700.

Distributions Paid

During the three months ended March 31, 2017, the Company paid cash distributions of approximately $3,400, which related to distributions declared on the Company’s Class A common stock for each day in the period from December 1, 2016 through February 28, 2017. Additionally, during the three months ended March 31, 2017, 15,133 shares of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $143,700. The Company did not pay any distributions related to its Series A cumulative preferred stock during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company paid total distributions of approximately $147,100. The Company did not pay any distributions during the three months ended March 31, 2016.

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

Real Estate Acquisitions and Preferred Equity Originations

As of March 31, 2017, and as further discussed in Notes 2 and 4, the Company had acquired a 95% interest in one multifamily property, Estates, for $39.6 million and has one preferred equity investment of $5.25 million in a multifamily property. The Company did not acquire any properties or originate any preferred equity investments during the three months ended March 31, 2017. On January 1, 2017, the Company adopted ASU 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Upon acquisition of a property, the purchase price and related acquisition costs are allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the contract, was not significant to the overall valuation. As a result, the Company’s derivative held as of March 31, 2017 and December 31, 2016 was classified as Level 2 of the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of three years. During the three months ended March 31, 2017 and 2016, the interest rate cap was used to hedge the variable cash flows associated with the Company’s floating rate mortgage debt. The interest rate cap the Company employs caps the related floating interest rate at 6.0%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of March 31, 2016, the Company had one derivative designated as a cash flow hedge of interest rate risk.

As of March 31, 2017, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate cap	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2017 and 2016, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of March 31, 2017 (unaudited) and December 31, 2016 (in thousands):

Asset Derivative
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$—	$—

The table below presents the effect of the Company’s derivative financial instrument on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2017	2016	(effective portion)	2017	2016	(effective portion)	2017	2016
Derivative designated as hedging instrument:
For the three months ended March 31,
Interest rate cap	$—	$(4)	Interest expense	$—	$—	Interest expense	$—	$—

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

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), which is not reduced by amounts borrowed to acquire such assets, and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three months ended March 31, 2017, the Company incurred asset management fees to the Advisor of approximately $0.1 million. The Company did not incur any asset management fees to the Advisor for the three months ended March 31, 2016.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. For the three months ended March 31, 2017 and 2016, the Company did not incur any acquisition fees to the Advisor.

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds at any point in time. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to March 31, 2017, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.6 million. For the three months ended March 31, 2017, the Company recognized less than $0.1 million in organization expenses and $0 in offering costs, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. Subsequent to receiving $2.0 million in gross proceeds in the Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses and less than $0.1 million in offering costs for the three months ended March 31, 2016, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.5 million have not been accrued on the Company’s consolidated balance sheet as of March 31, 2017, but may be accrued in the future and be reimbursable to the Advisor and its affiliates, subject to the limitations described herein.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through March 31, 2017 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$5,527
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$55

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	48
Total organization and offering expenses recorded by the Company	$55

As of March 31, 2017, we had recognized selling commissions, dealer manager fees, and organization and offering costs in the Offering in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and dealer manager fees to participating broker-dealers (dollars in thousands):

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	55
Total expenses	$60
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,243
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.14%

From the commencement of the Company’s initial public offering through March 31, 2017, the net offering proceeds to the Company, after deducting the total expenses incurred as described above, were approximately $5.47 million (exclusive of 434,783 shares of Class A common stock issued to the Sponsor in exchange for its 95% interest in Estates), including net offering proceeds from the DRIP of approximately $283,500. From the commencement of the Company’s initial public offering through March 31, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.14%.

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of March 31, 2017 is as follows (in thousands):

March 31, 2017
Offering costs deferred	$2,438
Organization expenses deferred	110
Total organization and offering expenses deferred	$2,548

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the three months ended March 31, 2017 and 2016, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the periods are considered to be permanently waived.

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

For the three months ended March 31, 2017, the Company’s Total Operating Expenses were approximately $375,000. For the four fiscal quarters ended March 31, 2017, the Company’s Total Operating Expenses exceeded the 2%/25% Guidelines by approximately $580,000 (the “2017 Excess Amount”). On May 11, 2017, the Company’s independent directors determined that the 2017 Excess Amount was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company commenced material operations on March 24, 2016. As such, the Company will not seek reimbursement from the Advisor for the 2017 Excess Amount.

For the three months ended March 31, 2016, the Company’s Total Operating Expenses were approximately $155,000, which exceeded the 2%/25% Guidelines by such amount (the “2016 Excess Amount”). The Advisor and its affiliates incurred approximately $5,900 of the 2016 Excess Amount. On May 11, 2016, the Company’s independent directors determined that the 2016 Excess Amount was justified.

Disposition Fee

The Company will pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred. For the three months ended March 31, 2017 and 2016, the Company did not incur any disposition fees payable to the Advisor or its affiliates.

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. During the three months ended March 31, 2017 and 2016, the Advisor did not receive any preferred equity placement fees.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed. During the three months ended March 31, 2017 and 2016, the Advisor did not receive any preferred equity exit fees.

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

As of March 31, 2017, the Company had issued 1,034,099 shares of its Class A common stock in the Offering, including 29,843 shares issued pursuant to the DRIP, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and gross offering proceeds of approximately $5.5 million, including approximately $283,500 of distributions reinvested through the DRIP. In connection with the Company’s incorporation and prior to the effectiveness of the Offering, the Company sold approximately 22,222 shares of its common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock.

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

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor will pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor will pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor will pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0% of the purchase price. For purchases by an investor of $10,000,001 or more, the Advisor will pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0% of the purchase price, and the Advisor will pay an additional 1.0% of the total purchase price to the investor, which will be used to purchase additional Class A Shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees are charged on such additional Class A Shares. For the three months ended March 31, 2017, the Advisor incurred approximately $9,000 of selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares. For the three months ended March 31, 2016, the Advisor did not incur any selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company’s joint venture in Estates by virtue of ownership in Estates through BH’s affiliates. BH and its affiliates do not have common ownership in any joint venture with the Advisor; there is also no common ownership between BH and its affiliates and the Advisor. The property management fee paid to BH is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed at cost for various operating expenses it pays on behalf of the property. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Fees incurred
Property management fees (1)	$30	$28
Construction supervision fees (2)	—	9

Reimbursements
Payroll and benefits (3)	108	106
Other reimbursements (4)	11	9

(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(4)

Includes property operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive loss.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the three months ended March 31, 2017, Estates incurred asset management fees to the Company of less than $0.1 million. Estates did not incur any asset management fees to the Company for the three months ended March 31, 2016. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because the Company’s joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statement of operations and comprehensive loss in the net loss attributable to noncontrolling interests.

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

On March 16, 2017, the Board nominated each of the Company’s directors for re-election to the Board for a one-year term expiring in 2018. If the re-election of the directors to the Board is approved by the stockholders at the 2017 annual meeting of the stockholders, an additional 3,000 restricted shares of the Company’s Class A common stock will automatically be granted to each of the Company’s two independent directors under the Company’s restricted share plan

Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 is approximately $7,500 of compensation expense recognized, which related to the vesting periods of the 6,000 restricted shares of Class A common stock granted to each of the Company’s two independent directors. Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 is approximately $330 of compensation expense recognized, which related to the vesting period of the 3,000 restricted shares of Class A common stock granted to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 3.05 years as of March 31, 2017.

A summary of the Company’s restricted Class A common stock activities during the three months ended March 31, 2017 is as follows:

	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	12,000	$10.00
Granted	—	—
Vested	1,500	10.00
Forfeited	—	—
Outstanding March 31,	10,500	$10.00

As of March 31, 2017, the Company had issued 1,500 shares of its Class A common stock under the restricted share plan.

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

13. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of March 31, 2017, the Company had not entered into any commitments with any parties.

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

14. Subsequent Events

Status of Our Offering

As of May 11, 2017, the Company had issued a total of 1,120,508 shares of Class A common stock and 0 shares of Class T common stock.

Distributions Paid

On April 3, 2017, the Company paid distributions of approximately $53,400, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017 and consisted of cash distributions paid in the amount of approximately $15,000 and approximately $38,400 in Class A Shares issued pursuant to the DRIP.

On May 1, 2017, the Company paid distributions of approximately $54,300, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017 and consisted of cash distributions paid in the amount of approximately $10,700 and approximately $43,600 in Class A Shares issued pursuant to the DRIP.

Authorized Distributions

On May 11, 2017, the Board approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on July 1, 2017 and ending September 30, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. Distributions for all record dates of a given month will be paid approximately three days following month end. The distributions will be payable to stockholders from legally available funds therefor.

Extension of Credit Facility

On April 7, 2017, the OP and the Sponsor amended the Credit Facility (the “Second Amendment”) to extend the maturity date to June 30, 2017 and terminate the revolving feature of the Credit Facility. The Company paid an amendment fee of $27,500 in connection with the Second Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our consolidated financial statements and accompanying notes. As used herein, the terms “we,” “our” and “us” refer to NexPoint Multifamily Capital Trust, Inc., a Maryland corporation, and, as required by context, NexPoint Multifamily Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to its subsidiaries. Unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our consolidated financial statements and accompanying notes included in this quarterly report.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” or “potential,” or by the negative of these words and phrases, or by similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements contained herein reflect our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock.

For more information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017. We disclaim any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a real estate investment trust (“REIT”) unless we do not meet the qualifications to be taxed as a REIT. We are primarily focused on directly or indirectly acquiring, owning, and operating well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We are also focused on originating preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. To the extent practical, we implement a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program is implemented at the direction and supervision of our advisor. We may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

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

Pursuant to the terms of our Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Offering proceeds held in escrow were released to us. As of March 31, 2017, we had issued 1,034,099 shares of Class A common stock in our Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 599,316 shares, including 29,843 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $5.5 million plus the 95% ownership interest in Estates, including approximately $283,500 of distributions reinvested through the DRIP. In connection with our incorporation and prior to the effectiveness of the Offering, we sold approximately 22,222 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates. We will offer shares of our common stock in the Offering on a continuous basis until August 12, 2018. However, in certain states the Offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our Offering at any time.

On January 26, 2017, we sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act, to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act for aggregate gross proceeds of $125,000 (the “Private Offering”). We paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Offering. We did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at our election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to our shares of common stock.

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

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code and expect to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” (in order for us to qualify as a REIT, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, which we refer to as the “closely-held test”) and to distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we operate in such a manner so as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. If we believe we will not meet the qualifications to be taxed as a REIT, we will not make the election to be taxed as a REIT.

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

Acquisition costs. Acquisition costs include the costs to acquire additional properties. On January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”), which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred. We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01 (see Note 2 to our consolidated financial statements)

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.

Property management fees. Property management fees include fees paid to our property manager, BH Management Services, LLC (“BH”), or other third party management companies for managing each property.

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

Equity in income of preferred equity investments. Equity in income of preferred equity investments includes income earned on a stated investment return from preferred equity investments we originate. Equity in income on our preferred equity investments is recorded under the equity method of accounting.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

On August 12, 2015, the SEC declared effective our registration statement on Form S-11 (Registration No. 333-200221) related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with U.S. generally accepted accounting principles (“GAAP”), our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village, a multifamily property.

As of March 31, 2017, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 95.2% leased with an average monthly effective rent per occupied unit of $954; we also had one preferred equity investment in a multifamily property, Springs at Stone Oak Village, that was approximately 86.9% leased with an average monthly effective rent per occupied unit of $1,094. Our preferred equity investment has a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 3.0% annualized, which accrues monthly on a compounding basis if not paid. Our preferred equity investment is accounted for under the equity method of accounting.

The following table sets forth a summary of our operating results for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Total revenues	$997	$930
Total expenses	1,195	1,064
Operating loss	(198)	(134)
Interest expense	(368)	(282)
Equity in income of preferred equity investment	143	—
Net loss	(423)	(416)
Net loss attributable to noncontrolling interests	(1)	(7)
Distributions declared to Series A preferred stockholders	(3)	—
Net loss attributable to common stockholders	$(425)	$(409)

The change in our net loss for the three months ended March 31, 2017 as compared to the net loss for the three months ended March 31, 2016 primarily relates to the realization of equity in income on our preferred equity investment and a decrease in depreciation and amortization expenses during the period in 2017, and was partially offset by increases in asset management fees, corporate general and administrative expenses and interest expense. We did not have any preferred equity investments or incur any asset management fees during the period in 2016.

Our results of operations for the three months ended March 31, 2017 and 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of multifamily properties and originations of preferred equity investments.

Revenues

Rental income. Rental income was $0.9 million for the three months ended March 31, 2017 compared to $0.8 million for the three months ended March 31, 2016, which was an increase of approximately $0.1 million. We expect rental income to increase in future periods as a result of future acquisitions of multifamily properties.

Other income. Other income was $0.1 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million. We expect other income to increase in future periods as a result of future acquisitions of multifamily properties.

Expenses

Property operating expenses. Property operating expenses were $0.2 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million. We expect property operating expenses to increase in future periods as a result of future acquisitions of multifamily properties.

Real estate taxes and insurance. Real estate taxes and insurance costs were $0.1 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million. The costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes. We expect real estate taxes and insurance costs to increase in future periods as a result of future acquisitions of multifamily properties.

Property management fees. Property management fees were less than $0.1 million for the three months ended March 31, 2017 compared to less than $0.1 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million. We expect property management fees to increase in future periods as a result of future acquisitions of multifamily properties and increases in rental income and other income, which the fee is primarily based on.

Asset management fees. Asset management fees were $0.1 million for the three months ended March 31, 2017. We did not incur any asset management fees during the three months ended March 31, 2016 as we did not have any real estate assets during the period. We expect asset management fees to increase in future periods as a result of future acquisitions of multifamily properties and originations of preferred equity investments.

Corporate general and administrative expenses. Corporate general and administrative expenses were $0.3 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016, which was an increase of approximately $0.1 million. We expect corporate general and administrative expenses will increase in future periods as a result of future acquisitions of multifamily properties and originations of preferred equity investments.

Organization expenses. Organization expenses were less than $0.1 million for the three months ended March 31, 2017 compared to less than $0.1 million for the three months ended March 31, 2016, which was a decrease of less than $0.1 million. We expect recognition of organization expenses to increase in future periods as a result of receiving gross offering proceeds.

Property general and administrative expenses. Property general and administrative expenses were less than $0.1 million for the three months ended March 31, 2017 compared to less than $0.1 million for the three months ended March 31, 2016, which was an increase of less than $0.1 million. We expect property general and administrative expenses to increase in future periods as a result of future acquisitions of multifamily properties.

Depreciation and amortization. Depreciation and amortization costs were $0.4 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016, which was a decrease of approximately $0.1 million. We expect depreciation and amortization costs to increase in future periods as a result of future acquisitions of multifamily properties.

Other Income and Expense

Interest expense. Interest expense costs were $0.4 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016, which was an increase of approximately $0.1 million. We expect interest expense costs to increase in future periods as a result of future increases in debt to fund acquisitions of multifamily properties and originations of preferred equity investments. The following is a table that details the various costs included in interest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Interest on debt	$309	$270
Amortization of deferred financing costs	59	12
Total	$368	$282

Equity in income of preferred equity investment. Equity in income of preferred equity investment was $0.1 million for the three months ended March 31, 2017. We did not have any preferred equity investments during the three months ended March 31, 2016. We expect equity in income of preferred equity investments to increase in future periods as a result of future originations of preferred equity investments.

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

NOI for the Three Months Ended March 31, 2017 and 2016

The following table, which has not been adjusted for the effects of any noncontrolling interests, reconciles our NOI for the three months ended March 31, 2017 and 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(423)	$(416)
Adjustments to reconcile net loss to NOI:
Asset management fees	86	—
Corporate general and administrative expenses	289	155
Organization expenses	7	15
Property general and administrative expenses (1)	1	1
Depreciation and amortization	389	523
Interest expense	368	282
Equity in income of preferred equity investment	(143)	—
NOI	$574	$560
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

We define FFO attributable to common stockholders, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

We define MFFO attributable to common stockholders, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The following table reconciles our calculations of FFO and MFFO attributable to common stockholders to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(423)	$(416)
Depreciation and amortization	389	523
Adjustment for noncontrolling interests	(18)	(19)
FFO attributable to common stockholders, basic	(52)	88

Distributions declared to Series A preferred stockholders	(3)	—
FFO attributable to common stockholders, diluted	(55)	88

FFO per common share - basic	$(0.05)	$0.18
FFO per common share - diluted	$(0.05)	$0.18

MFFO attributable to common stockholders, diluted	(55)	88

MFFO per common share - diluted	$(0.05)	$0.18

Our FFO and MFFO for the three months ended March 31, 2017 and 2016 are not indicative of FFO and MFFO expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future FFO and MFFO.

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

Cash needs for principal payments due in the next twelve months related to the Credit Facility will generally be funded from excess cash from operations and proceeds from our Offering. However, to the extent we are unable to generate sufficient excess cash from operations, raise sufficient proceeds through our Offering to make principal payments as they come due, or to extend the maturity date of the Credit Facility, it may be necessary to sell assets at less than their fair value or before we feel the full value has been recognized. However, pursuant to the terms of the pledge agreement entered into between KeyBank and an affiliate of our Sponsor on the Credit Facility, the affiliate of our Sponsor pledged registered equity securities (the “Collateral”) that had a fair market value of approximately $22.7 million as of March 31, 2017, as compared to a balance on the Credit Facility of $11.0 million as of the same date. Therefore, we believe it is unlikely we will be required to liquidate assets to repay the Credit Facility as the most likely course of action by KeyBank would be to seize the Collateral to the extent necessary to repay the Credit Facility. If this occurred, we would issue shares of Class A common stock to the affiliate of our Sponsor in an equal amount, at $9.20 per share, to reflect the fact that no selling commissions and dealer manager fees would be charged. If we were required to sell assets, this may cause a disruption in our operations and inhibit our ability to meet our objectives. We do not believe there is a scenario whereby repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$98	$183
Net cash used in investing activities	(51)	(216)
Net cash provided by financing activities	733	1,986
Net increase in cash and restricted cash	780	1,953
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,463	$2,922

On August 12, 2015, the SEC declared effective our Registration Statement related to the Offering, as described above. We had no operating activities before August 12, 2015. In accordance with GAAP, our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the Original Acquisition Date by our Sponsor. In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Offering, enabling us to commence material operations. On August 19, 2016, we originated a preferred equity investment in Springs at Stone Oak Village, a multifamily property. Our overall cash flows from operating, investing, and financing activities for the three months ended March 31, 2017 and 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the three months ended March 31, 2017, net cash provided by operating activities was approximately $0.1 million compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 2016. The change in cash flows from operating activities was mainly due to changes in working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was approximately $0.1 million compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2016. The change in cash flows from investing activities was due to a reduction in capitalized expenditures between periods. Our cash used in investing activities will vary based on how quickly we raise funds in the Offering and how quickly we invest those funds towards acquisitions of properties and originations of preferred equity investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $0.7 million compared to net cash provided by financing activities of $2.0 million for the three months ended March 31, 2016. The change in cash flows from financing activities was mainly due to $0.6 million of proceeds received in the Offering during the period in 2017 compared to $2.0 million during the period in 2016.

Mortgage Indebtedness

As of March 31, 2017, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million at an interest rate of 2.88%. For additional information regarding our mortgage indebtedness, see Note 7 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At March 31, 2017, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.0%.

Our subsidiary has a separate non-recourse mortgage, which is secured only by Estates. This non-recourse mortgage has standard scope non-recourse carve outs required by the agency lender and calls for protection by the borrower and the guarantor against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. An affiliate of BH provided a non-recourse carve out guarantee for this mortgage.

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

Credit Facility

As of March 31, 2017, we, through the OP, had $11.0 million outstanding under the Credit Facility at an interest rate of 4.98%. On April 7, 2017, we extended the maturity date of the Credit Facility to June 30, 2017 (see Note 14 to our consolidated financial statements). We are in discussions with KeyBank to extend the maturity date, alleviating the need to repay the Credit Facility in full on June 30, 2017. If we are unable to extend the maturity date of the Credit Facility and we do not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of our Sponsor, to satisfy our obligations. The Collateral had a fair market value of approximately $22.7 million as of March 31, 2017. If the Collateral were used to satisfy our obligations on the Credit Facility, we would likely issue shares of our Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. We do not believe there is a scenario whereby repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of March 31, 2017, we believe we are in compliance with all covenant provisions.

Leverage Limit

Pursuant to our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts) (the “Leverage Limit”). However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We expect that during the period of the Offering, we will seek such independent director approval of borrowings in excess of the Leverage Limit since we are in the process of raising our equity capital to acquire our portfolio. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Springs at Stone Oak Village, our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised equity capital and repaid a portion of our initial leverage.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to March 31, 2017. Interest expense due by period on our floating rate debt is based on one-month LIBOR, which was 0.9828% as of March 31, 2017.

	Payments Due by Period (in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage Debt
Principal payments	$26,919	$—	$—	$—	$26,919	$—	$—
Interest expense	2,633	593	787	787	466	—	—
Total	$29,552	$593	$787	$787	$27,385	$—	$—

Credit Facility
Principal payments	$11,000	$11,000	$—	$—	$—	$—	$—
Interest expense	11	11	—	—	—	—	—
Total	$11,011	$11,011	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$40,563	$11,604	$787	$787	$27,385	$—	$—

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2017. Our subsidiaries and us may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of March 31, 2017 and December 31, 2016, we recognized total deferred tax assets, net of valuation allowances, based on the fact that we may choose to not elect to be taxed as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balances sheet at March 31, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Net operating loss	$421	$309
Partnership temporary differences	112	75
Unreimbursed expenses	32	32
Total deferred tax assets	565	416
Valuation allowance	(565)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at March 31, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that we will not realize the benefits of these deductible differences at March 31, 2017.

Distributions

Our Board previously declared daily distributions on our Class A common stock for the period from January 1, 2017 through February 28, 2017. On March 16, 2017, our Board authorized the declaration of a special distribution to our Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. Our Board has also approved and authorized the declaration of a daily distribution to our Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending September 30, 2017. Distributions for all record dates of a given month are paid approximately three days following month end. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flows from operations and funds from operations. As a result, our distribution rate and payment frequency may vary from time to time.

Distributions declared (1) accrue daily to our Class A stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.00164 per share per day during the period ended September 30, 2017, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

During the three months ended March 31, 2017, we declared distributions on our Series A cumulative preferred stock of approximately $2,700.

The Class A common stock distributions declared and paid during the three months ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRIP were as follows:

			Distributions Paid (3)
Period (Quarter ended March 31, 2017)	Distributions Declared (1)	Distributions Declared Per Share (2)	Cash	Reinvested	Total
January	$51,400	$0.051	$600	$48,700	$49,300
February	47,600	0.046	1,200	49,600	50,800
March	54,000	0.051	1,600	45,400	47,000
Total	$153,000	$0.148	$3,400	$143,700	$147,100
(1)	Includes distributions due, which are payable in cash upon vesting, on the 12,000 restricted shares of Class A common stock we have granted pursuant to our restricted share plan.
(2)	Based on number of days each Class A share was issued and outstanding during the period presented.
(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the three months ended March 31, 2017, we paid aggregate distributions on our shares of Class A common stock of approximately $147,100, including approximately $3,400 of distributions paid in cash and 15,133 shares of our Class A common stock issued pursuant to our DRIP for approximately $143,700. For the three months ended March 31, 2017, we did not pay any distributions on our shares of Series A cumulative preferred stock. For the three months ended March 31, 2017, our net loss was approximately $0.4 million and we had net cash provided by operating activities of approximately $0.1 million. For the three months ended March 31, 2017, we funded approximately $98,000, or 67%, of total distributions paid, including shares issued pursuant to our DRIP, from net cash provided by operating activities and approximately $49,100, or 33%, from net public offering proceeds.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of March 31, 2017, we own an interest in one joint venture that is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates and the Dealer Manager, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and asset management fees and expenses, organization and offering expenses, selling commissions, dealer manager fees, distribution fees, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 10 to our consolidated financial statements for a discussion of the various related-party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of March 31, 2017, we had total indebtedness of $37.9 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements. As of March 31, 2017, an interest rate cap agreement covered $26.9 million of the $37.9 million of our total outstanding indebtedness. This interest rate cap agreement caps the related floating rate debt at 6.00% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of March 31, 2017, the weighted average interest rate of our total indebtedness was 3.49%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our total annual interest expense of the amounts illustrated in the table below for our indebtedness as of March 31, 2017 (in thousands):

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have disclosed under Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission on March 28, 2017, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 26, 2017, we sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act, for aggregate gross proceeds of $125,000 (the “Private Offering”). We paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Offering. We did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at our election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to our shares of common stock.

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

As of March 31, 2017, we had issued 1,034,099 shares of Class A common stock in the Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 599,316 shares, including 29,843 shares issued pursuant to the DRIP, resulting in gross proceeds of approximately $5.5 million, including approximately $283,500 of distributions reinvested through the DRIP. In connection with raising the minimum offering amount and breaking escrow, we have recorded approximately $0.1 million of organization and offering expenses through March 31, 2017 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

As of March 31, 2017, we had recognized selling commissions, dealer manager fees, and organization and other offering costs in the Offering in the amounts set forth below (dollars in thousands). The dealer manager for the Offering reallowed all of the selling commissions and dealer manager fees to participating broker-dealers.

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	55
Total expenses	$60
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,243
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.14%

From the commencement of the Offering through March 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $5.47 million (exclusive of 434,783 shares of Class A common stock issued to our Sponsor in exchange for its 95% interest in Estates), including offering proceeds from the DRIP of approximately $283,500. From the commencement of the Offering through March 31, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.14%.

We intend to use substantially all of the net proceeds from the Offering to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We intend to also originate preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. We may also seek to invest in multifamily housing debt and mezzanine debt, and common and preferred stock of both publicly traded and private real estate companies. As of March 31, 2017, we owned a 95% interest in one multifamily property, which we acquired for approximately $39.6 million, and had one preferred equity investment of $5.25 million in a multifamily property. These investments were acquired through the issuance of $4.0 million of our Class A common stock, $2.2 million in proceeds from the Offering, and $38.6 million in secured financings.

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

4.2

First Amendment to Distribution Reinvestment Plan (included as Appendix A to Supplement No. 2 to the Company’s prospectus dated April 27, 2016, as filed on September 9, 2016 and incorporated herein by reference)

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

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: May 11, 2017	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: May 11, 2017	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)