Form 10-Q
period 2017-06-30
Nexpoint Multifamily Capital Trust, Inc.
filed 2017-08-11
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, the registrant had 1,133,334 shares of Class A common stock, $0.01 par value, outstanding and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

June 30, 2017

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $35,477 and $35,432, respectively)	35,477	35,432
Construction in progress (including from VIEs of $7 and $44, respectively)	7	44
Furniture, fixtures and equipment (including from VIEs of $1,057 and $1,013, respectively)	1,057	1,013
Total Gross Operating Real Estate Investments	41,621	41,569
Accumulated depreciation and amortization (including from VIEs of $2,708 and $1,927, respectively)	(2,708)	(1,927)
Total Net Operating Real Estate Investments	38,913	39,642
Cash and cash equivalents (including from VIEs of $250 and $282, respectively)	1,628	456
Restricted cash (including from VIEs of $223 and $227, respectively)	223	227
Accounts receivable (including from VIEs of $16 and $39, respectively)	77	164
Prepaid and other assets (including from VIEs of $52 and $23, respectively)	612	87
Preferred equity investment	5,388	5,250
TOTAL ASSETS	$46,841	$45,826

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,770 and $26,745, respectively)	26,770	26,745
Credit facility, net	10,970	10,944
Accounts payable and other accrued liabilities (including from VIEs of $111 and $171, respectively)	1,325	851
Accrued real estate taxes payable (including from VIEs of $199 and $193, respectively)	199	193
Accrued interest payable (including from VIEs of $66 and $58, respectively)	66	58
Security deposit liability (including from VIEs of $66 and $65, respectively)	66	65
Prepaid rents (including from VIEs of $90 and $47, respectively)	90	47
Distributions payable	62	52
Due to affiliates	240	227
Total Liabilities	39,788	39,182
Stockholders' Equity:
12.5% Series A Cumulative Preferred stock, $.01 par value; 10,000,000 shares authorized; 125 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 1,128,490 and 975,824 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	11	10
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	11,002	9,483
Accumulated deficit	(4,543)	(3,471)
Accumulated other comprehensive loss	(25)	(25)
Noncontrolling interests	608	647
Total Stockholders' Equity	7,053	6,644
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,841	$45,826

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$900	$869	$1,787	$1,711
Other income	127	107	237	195
Total revenues	1,027	976	2,024	1,906
Expenses
Property operating expenses	217	243	453	439
Real estate taxes and insurance	115	111	229	224
Property management fees (1)	31	30	61	58
Asset management fees (2)	87	82	173	82
Corporate general and administrative expenses	235	376	524	531
Organization expenses	7	—	14	15
Property general and administrative expenses	51	42	95	76
Depreciation and amortization	392	345	781	868
Total expenses	1,135	1,229	2,330	2,293
Operating loss	(108)	(253)	(306)	(387)
Interest expense	(358)	(368)	(726)	(650)
Equity in income of preferred equity investment	145	166	288	166
Net loss	(321)	(455)	(744)	(871)
Net income (loss) attributable to noncontrolling interests	1	1	—	(6)
Net loss attributable to NexPoint Multifamily Capital Trust, Inc.	(322)	(456)	(744)	(865)
Net income attributable to Series A preferred stockholders	4	—	7	—
Net loss attributable to common stockholders	$(326)	$(456)	$(751)	$(865)
Other comprehensive loss
Unrealized losses on interest rate cap	—	(2)	—	(6)
Total comprehensive loss	(321)	(457)	(744)	(877)
Comprehensive income (loss) attributable to noncontrolling interests	1	1	—	(6)
Comprehensive loss attributable to NexPoint Multifamily Capital Trust, Inc.	$(322)	$(458)	$(744)	$(871)

Weighted average Class A common shares outstanding - basic (see Note 2)	1,119	674	1,071	575
Weighted average Class A common shares outstanding - diluted (see Note 2)	1,128	683	1,082	580

Loss per Class A common share - basic and diluted (see Note 2)	$(0.29)	$(0.68)	$(0.70)	$(1.50)

Distributions declared per Class A common share	$0.149	$—	$0.297	$—

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling interest members of the Company (see Notes 4 and 10).
(2)	Fees incurred to the Company’s advisor (see Notes 1 and 10).

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock				Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders' Equity
Balances, December 31, 2016	—	$—	975,824	$10	—	$—	$9,483	$(3,471)	$(25)	$647	$6,644
Issuance of Class A common stock			149,666	1			1,385	—	—	—	1,386
Issuance of Series A cumulative preferred stock	125	—					125	—	—	—	125
Commissions on sales of Series A cumulative preferred stock							(6)	—	—	—	(6)
Vesting of stock-based compensation			3,000				15	—	—	—	15
Distributions declared on Class A common stock							—	(321)	—	—	(321)
Distributions declared on Series A cumulative preferred stock							—	(7)	—	—	(7)
Distributions to noncontrolling interests							—	—	—	(39)	(39)
Net loss							—	(744)	—	—	(744)
Balances, June 30, 2017	125	$—	1,128,490	$11	—	$—	$11,002	$(4,543)	$(25)	$608	$7,053

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(744)	$(871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	781	868
Equity in income of preferred equity investment	(288)	(166)
Distributions from preferred equity investment	208	166
Amortization of deferred financing costs	81	64
Vesting of stock-based compensation	15	6
Changes in operating assets and liabilities:
Accounts receivable	25	(94)
Prepaid and other assets	25	(64)
Accounts payable and other accrued liabilities	23	296
Due to affiliates	13	109
Net cash provided by operating activities	139	314

Cash flows from investing activities
Preferred equity investment origination	—	(6,000)
Additions to operating real estate investment	(93)	(383)
Net cash used in investing activities	(93)	(6,383)

Cash flows from financing activities
Credit facility proceeds received	—	14,136
Bridge loan payments	—	(10,000)
Deferred financing costs paid	(30)	(120)
Proceeds from issuance of Class A common stock	1,117	1,996
Proceeds from issuance of Series A cumulative preferred stock	125	—
Payments of commissions on sale of Series A cumulative preferred stock	(6)	—
Distributions to Class A common stockholders	(38)	—
Distributions to Series A preferred stockholders	(7)	—
Distributions to noncontrolling interests	(39)	(13)
Net cash provided by financing activities	1,122	5,999

Net increase (decrease) in cash and restricted cash	1,168	(70)
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,851	$899

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$636	$584
Supplemental Disclosure of Noncash Activities
Increase in distributions payable	10	—
Capitalized construction costs included in accounts payable and other accrued liabilities	4	165
Change in fair value on derivative instruments designated as hedges	—	6
Distributions paid to Class A common stockholders through common stock issuances pursuant to the distribution reinvestment plan	273	—
Deferred offering costs included in prepaid and other assets and accounts payable and other accrued liabilities (see Note 2)	550	—
Noncash contribution by Advisor	—	376

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (the “Company”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with its 2017 tax year. The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) pursuant to an advisory agreement, as amended, dated August 10, 2015 and renewed on August 10, 2016 (the “Advisory Agreement”). Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

The Company’s primary investment objectives are to provide current income for stockholders through the payment of cash distributions, preserve and return stockholders’ capital contributions and realize capital appreciation on the Company’s assets. All assets may be acquired and operated by the Company alone or jointly with another party.

On August 12, 2015, the Company’s registration statement on Form S-11 (File No. 333-200221) (the “Registration Statement”) for a continuous offering of a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Continuous Offering”), which consisted of $1.0 billion in shares of common stock in the Company’s primary offering and $100 million in shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRIP”), was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The initial offering price for the shares sold in the primary offering was $10.00 per Class A share of common stock and $9.58 per Class T share of common stock. The initial offering price for the shares sold in the DRIP was $9.50 per Class A share of common stock and $9.10 per Class T share of common stock. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with the Advisor, served as the dealer manager of the Continuous Offering.

Through July 26, 2017, the Company sold shares of Class A common stock and Class T common stock pursuant to the Continuous Offering carried out in a manner consistent with offerings of non-listed REITs. On July 21, 2017, the Company filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of its unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017. On July 21, 2017, the Company filed a registration statement on Form S-11 (the "Underwritten Offering Registration Statement") to register shares of its common stock to be sold in an underwritten public offering (the "Underwritten Offering"). If declared effective by the SEC, there can be no assurance that the Company will be able to complete the Underwritten Offering.

Upon a successful completion of the Underwritten Offering, the Company will change its strategy and primarily focus on originating and structuring preferred equity investments, alternative structured financing investments, mezzanine debt, bridge financing and first mortgage loans in properties benefiting from significant tenant diversification and short-term lease structures, including multifamily, storage and select-service and extended-stay hospitality properties. The Company will intend to target its structured financings in stabilized and well located properties, primarily located in large cities and suburban markets of large cities in the United States, which have been well-maintained, have few deferred maintenance issues and are owned by experienced and high quality operators. The Company expects the size of its investments will vary significantly, but generally expects them to range in value from $5 million to $20 million. The primary investment objectives will be to provide long-term, superior risk-adjusted total returns on the Company’s investments through all market cycles, provide attractive current income to stockholders through quarterly cash distributions and preserve and return capital contributions. The Company believes that these investment opportunities best meet its primary investment objectives as they contractually provide a high percentage of total return from current pay, are structured to mitigate impairments in the investments, and potentially provide equity-like, long-term total return opportunities, with lower risk than a typical direct equity investment in real estate.

If the Company’s common stock is not listed on a national securities exchange by 150 days after March 24, 2018, or the second anniversary of the date the Company broke escrow in the Continuous Offering, the Company will provide its stockholders with an initial estimated net asset value (“NAV”) per share of its Class A common stock based on a valuation conducted by an independent third-party valuation firm. The Company may provide an estimated NAV based on a valuation prior to such date.

Substantially all of the net proceeds of the Continuous Offering were used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on

“core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of June 30, 2017, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Continuous Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of June 30, 2017, the Company had received a total of $6.2 million of gross offering proceeds, including approximately $412,700 of distributions reinvested through the DRIP.

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

As of June 30, 2017, the Company had issued 1,103,268 shares of Class A common stock in the Continuous Offering, including 43,456 shares of Class A common stock issued pursuant to the DRIP.

2. Summary of Significant Accounting Policies

Common Control

The contribution of Estates by the Sponsor was accounted for as a combination of entities under common control; therefore, the Company accounted for the acquisition at historical cost in a manner similar to the pooling of interest method. Information included in the accompanying unaudited consolidated financial statements is presented as if Estates had been combined throughout the periods presented in which common control existed; the amounts included relating to Estates were determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As such, the acquisition of Estates by the Company was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). Therefore, the accompanying unaudited consolidated financial statements are presented reflecting the acquisition of Estates as if it occurred on the Original Acquisition Date, rather than on April 7, 2016, the date on which the Company actually acquired Estates from the Sponsor.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with GAAP as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC. The accompanying unaudited consolidated financial statements include the accounts of the Company and the OP and its subsidiaries. Because the Company is the sole general partner and a limited partner of the OP and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the OP), the accounts of the OP are consolidated in the Company’s consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. The Company has one investment accounted for using the equity method of accounting that is reflected on the accompanying unaudited consolidated financial statements as “Preferred equity investment.” All intercompany balances and transactions are eliminated in consolidation.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The unaudited consolidated financial statements, and the notes thereto, included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K, filed with the SEC on March 28, 2017. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

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

For the three and six months ended June 30, 2017 and 2016, the Company did not record any impairment charges related to real estate assets or equity method investments.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Security deposits	$66	$65
Operating escrows	157	162
	$223	$227

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related debt using the straight-line method, which approximates the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheet. Amortization of deferred financing costs, of less than $0.1 million and $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended June 30, 2017 and 2016, respectively. Amortization of deferred financing costs, of $0.1 million and $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the six months ended June 30, 2017 and 2016, respectively. The following is a summary of the Company’s outstanding debt and deferred financing costs, net of accumulated amortization, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Mortgage payable	$26,919	$26,919
Deferred financing costs, net	(149)	(174)
Mortgage payable, net	$26,770	$26,745

Credit facility	$11,000	$11,000
Deferred financing costs, net	(30)	(56)
Credit facility, net	$10,970	$10,944

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

Equity in Income

The Company recognizes equity in income earned on a stated investment return from preferred equity investments it originates. Equity in income on the Company’s preferred equity investments is recorded under the equity method of accounting. The Company does not recognize equity in income earned on its preferred equity investments if there is a reason to doubt the Company’s ability to collect such income.

Asset Management & Property Management Services

Asset management fee and property management fee expenses are recognized when incurred in accordance with the Advisory Agreement and the property management agreement, respectively (see Note 10).

Organization and Offering Expenses

Organization and offering expenses include all expenses (other than selling commissions, the dealer manager fee and the distribution fee) to be paid by the Company in connection with the Continuous Offering. Typically, organization and offering expenses were initially paid by the Advisor and its affiliates and were reimbursed by the Company with certain limitations discussed below. Organization and offering expenses include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers.

Organization expenses, when recognized, are expensed by the Company on the accompanying unaudited consolidated statements of operations and comprehensive loss. Offering costs, when recognized, are treated as a reduction of the total proceeds. Until recognized, these expenses are deferred and will be paid to the Advisor and its affiliates from the proceeds of the Continuous Offering, but only to the extent the reimbursement would not exceed 1.0% of the gross offering proceeds. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds.

For the period from November 12, 2013 (inception) to June 30, 2017, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.7 million. For the period from November 12, 2013 (inception) to June 30, 2017, the Company recognized approximately $0.1 million of organization and offering expenses as reimbursable to the Advisor and its affiliates, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.6 million have not been accrued on the Company’s consolidated balance sheet as of June 30, 2017 and are not reimbursable under the current Advisory Agreement since the Continuous Offering was terminated on July 26, 2017. Upon an amendment to the current Advisory Agreement, an undetermined amount of these expenses may be reimbursed to the Advisor and its affiliates in connection with a subsequent offering of the Company’s common stock.

In connection with the Underwritten Offering, the Company has incurred approximately $550,000 of offering costs. The Company has recorded these costs in prepaid and other assets and accounts payable and other accrued liabilities on the consolidated balance sheet as of June 30, 2017. Upon a successful completion of the Underwritten Offering, these costs will be charged against the gross offering proceeds. If the Company decides to abort the Underwritten Offering, these costs, and any subsequent offering costs incurred in connection with the Underwritten Offering, will be reclassified to corporate general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its 2017 tax year. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” (in order for the Company to qualify as a REIT, no more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, beginning with the last half of 2018 assuming a valid 2017 REIT election, which the Company refers to as the “closely-held test”), and to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its stockholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, including creating taxable REIT subsidiaries to hold assets that generate material income that would not be consistent with the rules applicable for qualification as a REIT if held directly by the REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT.

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

If the Company does not meet the qualifications to be taxed as a REIT, it will be taxed as a corporation for U.S. federal income tax purposes. The Company did not meet the qualifications to be taxed as a REIT for its 2016 tax year and will be taxed as a corporation for U.S. federal income tax purposes for its 2016 tax year. As such, the Company provides for income taxes using the asset and liability method under ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes its tax positions and evaluates them by determining whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2017. The Company and its subsidiaries may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of June 30, 2017 and December 31, 2016, the Company recognized total deferred tax assets, net of valuation allowances, based on the fact that the Company did not qualify as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balance sheets at June 30, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Net operating loss	$497	$309
Partnership temporary differences	148	75
Unreimbursed expenses	32	32
Total deferred tax assets	677	416
Valuation allowance	(677)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at June 30, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at June 30, 2017.

Acquisition Costs

Acquisition costs include costs incurred to acquire assets and are expensed upon acquisition. The amount of acquisition costs incurred depends on the specific circumstances of each closing and are one-time costs associated with each acquisition. Upon the Company’s adoption of ASU 2017-01 on January 1, 2017, as discussed below in “Recent Accounting Pronouncements,” the Company believes most future transaction costs relating to acquisitions of operating properties will be capitalized.

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

Upon a successful completion of the Underwritten Offering and deployment of the net proceeds, the Company expects to have a third reportable segment, with activities related to originating mezzanine, bridge, and mortgage loans in multifamily, storage and select-service hospitality properties.

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

Per Share Data

On August 12, 2015, the SEC declared effective the Company’s Registration Statement, as described above. The Company had no operating activities or earnings (loss) per share before August 12, 2015. In accordance with GAAP, the Company’s acquisition of Estates was determined to be a combination of entities under common control. As such, the acquisition of Estates by the Company (through the issuance of the Company’s Class A common stock) was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015. In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although the Company did not commence material operations until March 24, 2016, the date the Company met the Minimum Offering Requirement and broke escrow in the Continuous Offering, enabling it to commence material operations and reimburse the Advisor and its affiliates for certain expenses incurred on the Company’s behalf. Accordingly, the Company has presented basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016. Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Non-vested shares of the Company’s restricted Class A common stock give rise to potentially dilutive shares of the Company’s Class A common stock but such shares were excluded from the computation of diluted loss per share because such shares were anti-dilutive during the period. For the three months ended June 30, 2017 and 2016, the Company incurred a loss per share, on a basic and diluted basis, of $0.29 and $0.68, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred a loss per share, on a basic and diluted basis, of $0.70 and $1.50, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities decreased by less than $0.1 million in the six months ended June 30, 2016. Net cash used in investing activities increased by $0.2 million in the six months ended June 30, 2016. Beginning-of-period cash and restricted cash increased by $0.4 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$1,628	$785
Restricted cash	223	114
Total cash and restricted cash	$1,851	$899

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

The Company has two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. The Company’s operating multifamily properties segment generates rental income and other income through the operation of properties. The Company’s preferred equity investments segment earns equity in income on a stated investment return. The primary financial measure of segment profit and loss used by the chief operating decision maker is net operating income (“NOI”). NOI for the Company’s operating multifamily properties segment is defined as total revenues less total property operating expenses. NOI for the Company’s preferred equity investments segment is defined as equity in income of preferred equity investments less interest costs on debt used to finance such investments. Excluded from NOI for both of the Company’s reportable segments are: (1) asset management fees; (2) corporate general and administrative expenses; (3) fees to affiliates; (4) organization expenses; and (5) interest expense related to amortization of deferred financing costs and changes in fair value of derivative instruments designated as cash flow hedges. In addition to the aforementioned, excluded from NOI for the Company’s operating multifamily properties segment are: (1) certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the properties; (2) depreciation and amortization; (3) interest costs on debt used to finance such acquisitions; and (4) equity in income of preferred equity investments.

The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives.

The following table presents the Company’s assets as of June 30, 2017 and December 31, 2016 by reportable segment (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating multifamily property	$39,454	$40,213
Preferred equity investment	5,388	5,250
Other assets (1)	1,999	363
TOTAL ASSETS	$46,841	$45,826
(1)	Other assets consist of cash and cash equivalents, accounts receivable, and prepaid and other assets held at the Company level.

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles the Company’s combined NOI for its reportable segments, as detailed in the tables below, for the three and six months ended June 30, 2017 and 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating multifamily property	$621	$553	$1,195	$1,113
Preferred equity investment	79	123	161	123
Combined segment NOI	700	676	1,356	1,236

Adjustments to reconcile to net loss:
Asset management fees	87	82	173	82
Corporate general and administrative expenses	235	376	524	531
Organization expenses	7	—	14	15
Property general and administrative expenses (1)	8	3	9	4
Depreciation and amortization	392	345	781	868
Interest on debt - operating multifamily property (2)	269	273	517	543
Amortization of deferred financing costs	22	52	81	64
Interest rate cap expense	1	—	1	—
Net loss	$(321)	$(455)	$(744)	$(871)
(1)

Adjustment to net loss that excludes expenses for NOI that are not reflective of the ongoing operations of the property or were incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

(2)	Includes interest costs on outstanding debt of approximately $32.7 million used to acquire Estates.

The following table presents the total revenues, total property operating expenses and NOI for the Company’s operating multifamily properties segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

Operating Multifamily Properties	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$900	$869	$1,787	$1,711
Other income	127	107	237	195
Total revenues	1,027	976	2,024	1,906

Operating expenses
Property operating expenses	217	243	453	439
Real estate taxes and insurance	115	111	229	224
Property management fees (1)	31	30	61	58
Property general and administrative expenses (2)	43	39	86	72
Total expenses	406	423	829	793

Segment NOI	$621	$553	$1,195	$1,113
(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling interest members of the Company (see Note 10).
(2)	Excludes expenses that are not reflective of the ongoing operations of the property or are incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

The following table presents the total equity in income of its preferred equity investment, total interest costs on debt and NOI for the Company’s preferred equity investments segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

Preferred Equity Investments	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
Other income and expenses
Equity in income of preferred equity investment	$145		$166		$288		$166
Interest on debt	(66)	(1)	(43)	(2)	(127)	(1)	(43)	(2)
Segment NOI	$79		$123		$161		$123
(1)	Includes interest costs on debt of approximately $5.25 million used to originate the Company’s preferred equity investment in Overlook at Stone Oak Park (fka Springs at Stone Oak Village).
(2)	Includes interest costs on debt of approximately $4.0 million used to originate the Company’s preferred equity investment in Bell Midtown, which was redeemed in full on December 23, 2016.

4. Acquisitions and Originations

As of June 30, 2017, through its consolidated and unconsolidated joint ventures, the Company holds investments in two multifamily properties. The following tables provide summary information regarding the Company’s acquisition and origination, which are either consolidated or accounted for under the equity method of accounting:

Operating Property Acquisition

Property Name	Location	Date Acquired		Effective Ownership Percentage at June 30, 2017	Effective Ownership Percentage at December 31, 2016
Estates on Maryland	Phoenix, Arizona	April 7, 2016	(1)	95%	95%
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

Preferred Equity Investment Origination

Property Name	Location	Number of Units	Date Originated	Amount of Investment (in thousands)	Current Pay Rate	Accrued Pay Rate (1)	Effective Ownership Percentage at June 30, 2017
Overlook at Stone Oak Park (fka Springs at Stone Oak Village)	San Antonio, Texas	360	August 19, 2016	$5,250	8.0%	3.0%	35.0%	(2)
(1)	Payment of the accrued pay rate is optional; if not paid, the amount accrues monthly on a compounding basis and increases the carrying amount of the investment on the consolidated balance sheet.
(2)

Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Overlook at Stone Oak Park (fka Springs at Stone Oak Village).

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

The joint venture that the Company, through the OP, is invested in as of June 30, 2017 is deemed to be a VIE as it has equity investors that lack certain essential characteristics of a controlling financial interest. The Company has not, is not contractually required to, nor does it intend to, provide additional financial support to the joint venture beyond its original investment. The Company is not the primary beneficiary of this joint venture as it lacks the power to direct the activities that most significantly impact its economic performance and accounts for this interest under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements.

5. Operating Real Estate Investments

As of June 30, 2017, the Company has one consolidated investment in a multifamily property. The following table contains summary information of the Company’s consolidated investment as of June 30, 2017 and December 31, 2016:

Property Name	Rentable Square Footage	Number of Units	Date Acquired		Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Estates on Maryland	324,431	330	4/7/2016	(3)	$963	93.3%	95.8%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

As of June 30, 2017, the major components of the Company’s consolidated investment in the multifamily property were as follows (in thousands) (unaudited):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,477	$7	$1,057	$41,621
Accumulated depreciation and amortization	—	(2,270)	—	(438)	(2,708)
Total	$5,080	$33,207	$7	$619	$38,913

As of December 31, 2016, the major components of the Company’s consolidated investment in the multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,432	$44	$1,013	$41,569
Accumulated depreciation and amortization	—	(1,661)	—	(266)	(1,927)
Total	$5,080	$33,771	$44	$747	$39,642

For the three months ended June 30, 2017 and 2016, depreciation expense was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $0.8 million and $0.7 million, respectively.

For the three months ended June 30, 2017 and 2016, the Company did not incur amortization expense related to intangible lease assets. For the six months ended June 30, 2017 and 2016, amortization expense related to the Company’s intangible lease assets was $0 and $0.2 million, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to December 31, 2016 has been fully amortized and the assets and related accumulated amortization have been written off as of June 30, 2017.

6. Preferred Equity Investment

As of June 30, 2017, the Company has one preferred equity investment accounted for under the equity method of accounting. The following table contains summary information of the Company’s preferred equity investment as of June 30, 2017 and December 31, 2016:

Property Name	Date Originated	Number of Units	Carrying Value as of June 30, 2017 (in thousands)	Carrying Value as of December 31, 2016 (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied as of June 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Overlook at Stone Oak Park (fka Springs at Stone Oak Village)	8/19/2016	360	$5,388	$5,250	$1,095	91.7%	87.2%

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of June 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of June 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of June 30, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.

Summary financial information for the property underlying the Company’s preferred equity investment as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 is as follows (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Balance Sheet:
Real estate, net	$44,989	$46,088
Other assets	1,418	1,055
Total assets	$46,407	$47,143

Mortgage payable, net	$34,364	$34,390
Other liabilities	1,243	363
Total liabilities	35,607	34,753
Members' equity	10,800	12,390
Total liabilities and members' equity	$46,407	$47,143

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Operating Statement:
Total revenues	$1,116	$2,245
Operating expenses	732	1,397
Operating income	384	848
Interest expense	(324)	(645)
Depreciation and amortization	(396)	(1,103)
Net loss	$(336)	$(900)

7. Debt

Mortgage Payable

The following table contains summary information concerning the mortgage debt of the Company as of June 30, 2017 (dollars in thousands):

Property Name		Type	Term (months)	Amortization (months)	Outstanding Principal (1)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	360	$26,919	3.12%	6.00%	9/1/2020
Deferred financing costs, net of accumulated amortization of $93					(149)
					$26,770
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.
(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of June 30, 2017, was 1.2239%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 9).
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

Credit Facility

On April 7, 2016, the OP and the Sponsor entered into a revolving credit agreement as borrowers of up to $15.0 million (the “Commitment”) with KeyBank, N.A. (“KeyBank”) as administrative agent and lender (the “Credit Facility”), and the OP immediately drew $14.1 million on the Credit Facility and paid the full balance of the $10.0 million bridge loan with KeyBank the Company assumed upon the acquisition of Estates. On April 7, 2016, the OP used $4.0 million of proceeds from the Credit Facility and $2.0 million of cash on hand to originate its $6.0 million preferred equity investment in Bell Midtown. The Credit Facility is non-amortizing during the term it is outstanding, is pre-payable at any time without penalty, and accrues interest at an annual rate of 4.0% plus one-month LIBOR. In connection with the Credit Facility, the Company and an affiliate of BH Equity provided a guarantee to KeyBank. The Company pledged certain assets and proceeds from the Continuous Offering to KeyBank as collateral for the Credit Facility. The OP also pledged certain assets and equity interests to KeyBank as collateral for the Credit Facility, including 50% of its interest in Estates and 50% of its interest in Bell Midtown. In addition, an affiliate of the Sponsor pledged registered equity securities to KeyBank as collateral for the Credit Facility.

On August 19, 2016, the OP and the Sponsor amended the Credit Facility (the “Amendment”) to, among other things, increase the Commitment from $15.0 million to $20.0 million, and the Company, through the OP, immediately drew $5.25 million on the Credit Facility to originate its preferred equity investment in Overlook at Stone Oak Park (fka Springs at Stone Oak Village). The Amendment reflects that, to the extent any principal payments are made on the outstanding principal balance, including any mandatory prepayment, at any time that the outstanding principal balance exceeds $15.0 million, the Commitment shall be permanently reduced by the amount of such prepayment and the amount prepaid shall not be available to be reborrowed. In connection with the Amendment, the OP pledged to KeyBank its 100% preferred equity interest in Overlook at Stone Oak Park (fka Springs at Stone Oak Village) as collateral for the Credit Facility. During the fourth quarter of 2016, using approximately $2.4 million of gross offering proceeds and $6.0 million of cash received from the redemption of the Company’s preferred equity investment in Bell Midtown, the Company reduced the principal balance of the Credit Facility to $11.0 million.

On April 7, 2017, the OP and the Sponsor amended the Credit Facility (the “Second Amendment”) to extend the maturity date to June 30, 2017 and terminate the revolving feature of the Credit Facility. The Company paid an amendment fee of $27,500 in connection with the Second Amendment. On June 30, 2017, the OP and the Sponsor amended the Credit Facility (the “Third Amendment”) to extend the maturity date to October 2, 2017. In conjunction with the Third Amendment, the affiliate of BH Equity was released and discharged of the guarantee it had previously provided on the Credit Facility.

The Company continues to be in discussions with KeyBank to further extend the maturity date, alleviating the need to repay the Credit Facility in full on October 2, 2017. Additionally, a stated use of proceeds in the Underwritten Offering is to repay the Credit Facility in full. If the Company is unable to extend the maturity date of the Credit Facility, is unable to complete the Underwritten Offering prior to October 2, 2017, or the Company does not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of the Company’s Sponsor, to satisfy the Company’s obligations. The Collateral had a fair market value of approximately $23.4 million as of June 30, 2017. If the Collateral were used to satisfy the Company’s obligations on the Credit Facility, the Company may issue shares of its Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. The Company does not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for it whereby the Company would not be able to fund its operations for the next 12 months.

As of June 30, 2017, the Company, through the OP, has $11.0 million outstanding under the Credit Facility at an interest rate of 5.22%. The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions.

Leverage Limit

Under the Company’s charter, the Company’s borrowings may not exceed 300% of its total “net assets” (as defined in the Company’s charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of its investment (the “Leverage Limit”). However, over time, the Company intends to target a leverage ratio of 50%-60% loan-to-value. The Company may exceed the Leverage Limit if such excess is approved by a majority of its independent directors and disclosed to stockholders in its next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount the Company may borrow against any single improved property. The Company has sought and will continue to seek such independent director approval of borrowings in excess of the Leverage Limit until such point as the Company’s borrowings do not exceed the Leverage Limit. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Overlook at Stone Oak Park (fka Springs at Stone Oak Village), borrowings of the Company exceeded the Leverage Limit. A majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit. The Company’s independent directors determined that exceeding the Leverage Limit was justified because the Company was in the process of raising its equity capital in the Continuous Offering to acquire its portfolio. As a result, the Company expects that its debt levels will be higher until it has raised additional equity capital and repaid a portion of its initial leverage. If necessary, the Company expects to repay the Credit Facility by exchanging the Collateral, or with proceeds from a successful completion of the Underwritten Offering or from sales of its assets.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2017 are as follows (in thousands):

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

As of June 30, 2017, the Company had issued 1,103,268 shares of its Class A common stock in the Continuous Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 668,485 shares, including 43,456 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $6.2 million, including approximately $412,700 of distributions reinvested through the DRIP. During the six months ended June 30, 2017, the Company recognized offering costs of less than $0.1 million. As of June 30, 2017, the Company had issued a total of 1,128,490 shares of Class A common stock.

The initial offering price for the shares in the Continuous Offering was $10.00 per Class A Share and $9.58 per Class T Share. As of June 30, 2017, no Class T shares had been issued.

On July 21, 2017, the Company filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of its unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017.

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

Distribution Reinvestment Plan

The Company adopted the DRIP pursuant to which the Company’s stockholders may elect to purchase shares of common stock with distributions. The Company has the discretion to extend the offering period for the shares being offered pursuant to its prospectus under the DRIP beyond the termination of the Company’s primary Offering until the Company has sold all the shares allocated to the DRIP. The Company also may offer shares under the DRIP pursuant to a new registration statement. The Company reserves the right to reallocate the shares of common stock being offered between the Continuous Offering and the DRIP. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered and the offering of such shares is not exempt under applicable laws and regulations. On July 26, 2017, in connection with the termination of the Continuous Offering, the DRIP was terminated.

No dealer manager fees, selling commissions or distribution fees were paid with respect to shares purchased pursuant to the DRIP; therefore, the Company retained all of the proceeds from the reinvestment of distributions.

Share Repurchase Program

In order to provide stockholders with the benefit of some interim liquidity, the Company’s board of directors (the “Board”) has adopted a share repurchase program that will enable stockholders the opportunity to potentially sell their shares back to the Company, subject to the conditions and limitations in the share repurchase program. Neither the Sponsor, the Advisor, the Dealer Manager, the directors nor their respective affiliates will receive a fee on any share repurchases. The terms of the share repurchase program are more flexible in cases involving the death or qualifying disability (as determined by the applicable governmental agency), of a stockholder.

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

Distributions

The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from investments at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Board has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of offering proceeds it may use to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.

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

Distributions Declared

The Board previously approved daily distributions for the period from January 1, 2017 through February 28, 2017 that accrued at a rate of $0.00164 per day for each share of the Company’s Class A common stock which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock. On March 16, 2017, the Board authorized the declaration of a special distribution to the Company’s Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. The Board has also approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending September 30, 2017. The distributions declared accrued daily to stockholders of record as of the close of business on each day and were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. The distributions declared were payable to stockholders from legally available funds. The Company did not declare any distributions during the six months ended June 30, 2016. There is no guarantee that the Company will continue to pay distributions at this rate or at all.

Distributions declared on the Company’s Class A common stock during the three months ended June 30, 2017 were approximately $168,400, including approximately $137,000 attributable to the DRIP. Distributions declared on the Company’s Class A common stock during the six months ended June 30, 2017 were approximately $321,400, including approximately $270,400 attributable to the DRIP.

Distributions declared on the Company’s Series A cumulative preferred stock during the three and six months ended June 30, 2017 were approximately $4,000 and $6,700, respectively.

Distributions Paid

During the three and six months ended June 30, 2017, the Company paid cash distributions on its common stock of approximately $35,300 and $38,600, which related to distributions declared on the Company’s Class A common stock for each day in the period from March 1, 2017 through May 31, 2017 and December 1, 2016 through May 31, 2017, respectively. Additionally, during the three and six months ended June 30, 2017, 13,614 and 28,747 shares, respectively, of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $129,300 and $273,000, respectively.

During the three and six months ended June 30, 2017, the Company paid cash distributions of approximately $6,700 on the Company’s 12.5% Series A cumulative preferred stock for each day in the period from January 26, 2016 through June 30, 2017.

During the three and six months ended June 30, 2017, the Company paid total distributions of approximately $171,300 and $318,300, respectively. The Company did not pay any distributions during the six months ended June 30, 2016.

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

Real Estate Acquisitions and Preferred Equity Originations

As of June 30, 2017, and as further discussed in Notes 2 and 4, the Company had acquired a 95% interest in one multifamily property, Estates, for $39.6 million and has one preferred equity investment of $5.25 million in a multifamily property. The Company did not acquire any properties or originate any preferred equity investments during the six months ended June 30, 2017. On January 1, 2017, the Company adopted ASU 2017-01, which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Upon acquisition of a property, the purchase price and related acquisition costs are allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets based on their estimated fair values using Level 3 inputs. If debt is assumed upon an acquisition, the debt is recorded based on its estimated fair value using Level 2 inputs. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the contract, was not significant to the overall valuation. As a result, the Company’s derivative held as of June 30, 2017 and December 31, 2016 was classified as Level 2 of the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of three years. During the three and six months ended June 30, 2017 and 2016, the interest rate cap was used to hedge the variable cash flows associated with the Company’s floating rate mortgage debt. The interest rate cap the Company employs caps the related floating interest rate at 6.0%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of June 30, 2016, the Company had one derivative designated as a cash flow hedge of interest rate risk.

As of June 30, 2017, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate cap	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2017 and 2016, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of June 30, 2017 (unaudited) and December 31, 2016 (in thousands):

Asset Derivative
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$—	$—

The table below presents the effect of the Company’s derivative financial instrument on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2017	2016	(effective portion)	2017	2016	(effective portion)	2017	2016
Derivative designated as hedging instrument:
For the three months ended June 30,
Interest rate cap	$—	$(2)	Interest expense	$(1)	$—	Interest expense	$—	$—
For the six months ended June 30,
Interest rate cap	—	(6)	Interest expense	(1)	—	Interest expense	—	—

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

10. Related Party Transactions

The Company has entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate-related investments and the management of the Company’s assets and for other services (including, but not limited to, the disposition of assets). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering expenses incurred by the Advisor and its affiliates on behalf of the Company. The Company may be obligated to reimburse the Advisor or its affiliates for acquisition and due diligence expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

The Company entered into the Dealer Manager Agreement with the Dealer Manager with respect to the Continuous Offering. Pursuant to the Dealer Manager Agreement, the Company was obligated to pay the Dealer Manager specified fees upon the provision of certain services related to the Continuous Offering. The Continuous Offering terminated on July 26, 2017. The Dealer Manager will not participate in the Underwritten Offering.

Advisory Agreement

On August 10, 2015, the Company entered into the Advisory Agreement with the Advisor. The Advisory Agreement is subject to annual renewal by the Board. On August 8, 2016, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement for a one-year term that expires on August 10, 2017 (see Note 14). Pursuant to the terms of the Advisory Agreement, the Company may pay the Advisor the fees described below:

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), which is not reduced by amounts borrowed to acquire such assets, and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three months ended June 30, 2017 and 2016, the Company incurred asset management fees to the Advisor of approximately $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred asset management fees to the Advisor of approximately $0.2 million and $0.1 million, respectively.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any acquisition fees to the Advisor. In connection with the acquisition of Estates, the Company incurred acquisition fees payable to the Advisor of approximately $0.4 million, which are deemed to have been incurred on the Original Acquisition Date (see Note 2).

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Continuous Offering, but only to the extent the reimbursement does not exceed 1.0% of the gross offering proceeds received in the Continuous Offering. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to June 30, 2017, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.7 million. For the three and six months ended June 30, 2017, the Company recognized less than $0.1 million in organization expenses and $0 in offering costs, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. Subsequent to receiving $2.0 million in gross proceeds in the Continuous Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses for the three and six months ended June 30, 2016, and $0 and less than $0.1 million in offering costs for the three and six months ended June 30, 2016, respectively, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.6 million have not been accrued on the Company’s consolidated balance sheet as of June 30, 2017 and are not reimbursable under the current Advisory Agreement since the Continuous Offering was terminated on July 26, 2017. Upon an amendment to the current Advisory Agreement, an undetermined amount of these expenses may be reimbursed to the Advisor and its affiliates in connection with a subsequent offering of the Company’s common stock.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through June 30, 2017 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$6,169
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$62

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	55
Total organization and offering expenses recorded by the Company	$62

As of June 30, 2017, the Company had recognized selling commissions, dealer manager fees, and organization and offering costs in the Continuous Offering in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and dealer manager fees to participating broker-dealers (dollars in thousands):

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	62
Total expenses	$67
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,756
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.16%

From the commencement of the Continuous Offering through June 30, 2017, the net offering proceeds to the Company, after deducting the total expenses incurred as described above, were approximately $6.1 million (exclusive of 434,783 shares of Class A common stock issued to the Sponsor in exchange for its 95% interest in Estates), including net offering proceeds from the DRIP of approximately $412,700. From the commencement of the Continuous Offering through June 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.16%.

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of June 30, 2017 is as follows (in thousands):

June 30, 2017
Offering costs deferred	$2,522
Organization expenses deferred	103
Total organization and offering expenses deferred	$2,625

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the three and six months ended June 30, 2017 and 2016, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the periods are considered to be permanently waived.

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

For the three and six months ended June 30, 2017, the Company’s Total Operating Expenses were approximately $322,000 and $697,000, respectively. For the four fiscal quarters ended June 30, 2017, the Company’s Total Operating Expenses exceeded the 2%/25% Guidelines by approximately $446,000 (the “2017 Excess Amount”). On August 10, 2017, the Company’s independent directors determined that the 2017 Excess Amount was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company commenced material operations on March 24, 2016. As such, the Company will not seek reimbursement from the Advisor for the 2017 Excess Amount.

For the three and six months ended June 30, 2016, the Company’s Total Operating Expenses were approximately $458,000 and $613,000, respectively, which exceeded the 2%/25% Guidelines. For the three and six months ended June 30, 2016, the Advisor and its affiliates incurred approximately $376,000 and $382,000, respectively, of the Company’s Total Operating Expenses, all of which is included on the accompanying unaudited consolidated statements of operations and comprehensive loss. The Advisor made a contribution to the Company for $376,000 of these operating expenses, which was recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet. On May 11, 2016, the Company’s independent directors determined the approximately $6,000 of operating expenses the Advisor and its affiliates incurred for which it did not make a contribution to the Company for was justified; as such, these costs are reimbursable to the Advisor.

Disposition Fee

The Company will pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred. For the three and six months ended June 30, 2017 and 2016, the Company did not incur any disposition fees payable to the Advisor or its affiliates.

Subordinated Participation in Net Sales Proceeds

In the event of the Company’s orderly liquidation, the Advisor (in its capacity as special limited partner of the OP) will receive 15.0% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6.0% annual cumulative, non-compounded return on the capital contributed by investors (the “Subordinated Participation in Net Sales Proceeds”).

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. During the three and six months ended June 30, 2017 and 2016, the Advisor did not receive any preferred equity placement fees.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed. During the three and six months ended June 30, 2017 and 2016, the Advisor did not receive any preferred equity exit fees.

Dealer Manager Agreement

The Dealer Manager, an entity under common ownership with the Advisor, served as the dealer manager of the Continuous Offering. The Dealer Manager and Advisor are related parties and the Dealer Manager received fees for services related to the Continuous Offering.

Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager the fees described below:

Selling Commissions

The Company paid the Dealer Manager selling commissions of up to 7.0% of gross offering proceeds from the sale of Class A Shares and up to 3.0% of gross offering proceeds from the sale of Class T Shares. The amount of selling commissions paid on the sale of Class A Shares and Class T Shares may be lower than the aforementioned percentages due to certain volume discounts. The Company did not pay selling commissions with respect to shares of any class sold pursuant to the DRIP. Additionally, the selling commissions were waived in connection with certain categories of sales. The Dealer Manager reallowed all selling commissions to participating broker-dealers. No Class T Shares were sold in the Continuous Offering.

Dealer Manager Fee

The Company paid a dealer manager fee of up to 1.0% of gross offering proceeds from the sale of Class A Shares and Class T Shares. The Dealer Manager reallowed all of its dealer manager fees to participating broker-dealers and servicing broker-dealers. The

Company did not pay dealer manager fees in connection with purchases of shares made pursuant to the DRIP. Additionally, the dealer manager fee was waived in connection with certain categories of sales. No Class T Shares were sold in the Continuous Offering.

Distribution Fees

With respect to Class T Shares that were offered in the Continuous Offering, the Company would pay the Dealer Manager a distribution fee that accrues daily in an amount equal to 1/365th of 0.8% of the amount of the purchase price per share or, once reported, the NAV for the Class T Shares on a continuous basis from year to year, but only on shares purchased through the Continuous Offering. The Company would continue paying distribution fees with respect to Class T Shares sold in the Continuous Offering until the earlier to occur of the following: (i) a listing of the Class T Shares on a national securities exchange, (ii) following the completion of the Continuous Offering, total underwriting compensation in the Continuous Offering equaling 10% of the gross proceeds from the Continuous Offering, or (iii) such Class T Shares no longer being outstanding. The Dealer Manager may reallow all or a portion of the distribution fee to participating broker-dealers and servicing broker-dealers. The distribution fee would be payable monthly in arrears. The Company would accrue for the entire 0.8% distribution fee at the time of sale. The distribution fee would not be payable with respect to Class T Shares issued under the DRIP. The Company would not pay a distribution fee with respect to Class A Shares.

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor agreed to pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor agreed to pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor agreed to pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor agreed to pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0% of the purchase price. For purchases by an investor of $10,000,001 or more, the Advisor agreed to pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0% of the purchase price, and the Advisor agreed to pay an additional 1.0% of the total purchase price to the investor, which was to be used to purchase additional Class A Shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees were charged on such additional Class A Shares. For the three and six months ended June 30, 2017, the Advisor incurred approximately $12,000 and $21,000, respectively, of selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares. For the three and six months ended June 30, 2016, the Advisor did not incur any selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company’s joint venture in Estates by virtue of ownership in Estates through BH’s affiliates. BH and its affiliates do not have common ownership in any joint venture with the Advisor; there is also no common ownership between BH and its affiliates and the Advisor. The property management fee paid to BH is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed at cost for various operating expenses it pays on behalf of the property. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Fees incurred
Property management fees (1)	$31	$30	$61	$58
Construction supervision fees (2)	2	5	2	14

Reimbursements
Payroll and benefits (3)	86	93	194	199
Other reimbursements (4)	17	13	28	22
(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.

(3)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(4)

Includes property operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive loss.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the three months ended June 30, 2017 and 2016, Estates incurred asset management fees to the Company of less than $0.1 million and less than $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, Estates incurred asset management fees to the Company of less than $0.1 million and less than $0.1 million, respectively. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because the Company’s joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive loss in the net loss attributable to noncontrolling interests.

11. Restricted Share Plan

The Company adopted a restricted share plan to:

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

The Underwritten Offering Registration Statement contemplates that the restricted share plan will be terminated. Awards granted under the restricted share plan would remain outstanding upon a termination of the plan. In conjunction with the contemplated termination of the restricted share plan, the Company intends to adopt a long-term incentive plan which will authorize the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Advisor and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance.

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

Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended June 30, 2017 and 2016 is approximately $7,500 and $5,600, respectively, of compensation expense recognized, which related to the vesting periods of restricted shares of Class A common stock granted to each of the Company’s two independent directors. Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the six months ended June 30, 2017 and 2016 is approximately $15,000 and $6,000, respectively, of compensation expense recognized, which related to the vesting period of restricted shares of Class A common stock granted to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 1.81 years as of June 30, 2017.

A summary of the Company’s restricted Class A common stock activities during the six months ended June 30, 2017 is as follows:

	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	12,000	$10.00
Granted	—	—
Vested	(3,000)	10.00
Forfeited	—	—
Outstanding June 30,	9,000	$10.00

As of June 30, 2017, the Company had issued 3,000 shares of its Class A common stock under the restricted share plan.

12. Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find an alternative advisor.

13. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of June 30, 2017, the Company had not entered into any commitments with any parties.

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

14. Subsequent Events

As of August 10, 2017, the Company had issued a total of 1,133,334 shares of Class A common stock and 0 shares of Class T common stock.

Distributions Paid

On July 3, 2017, the Company paid distributions of approximately $55,400, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017 and consisted of cash distributions paid in the amount of approximately $9,400 and approximately $46,000 in Class A Shares issued pursuant to the DRIP.

On August 3, 2017, the Company paid distributions of approximately $57,500, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017 and consisted of cash distributions paid in the amount of approximately $57,500 and $0 in Class A Shares issued pursuant to the DRIP.

Authorized Distributions

On August 10, 2017, the Board approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending December 31, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. Distributions for all record dates of a given month will be paid approximately three days following month end. The distributions will be payable to stockholders from legally available funds therefor.

Termination of the Continuous Offering

On July 21, 2017, the Company filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of its unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017. In connection with the termination of the Continuous Offering, the DRIP was also terminated. As a result of the termination of the DRIP, beginning with the distributions declared by the Board for the month of July 2017, and continuing until such time as the Board may approve the resumption of the DRIP, if ever, all distributions declared by the Board will be paid to the Company’s stockholders in cash. Through July 26, 2017, the Company issued an aggregate of 1,108,112 Class A Shares and 0 Class T Shares in the Continuous Offering.

On July 21, 2017, the Company filed the Underwritten Offering Registration Statement to register shares of its common stock to be sold in the Underwritten Offering. At the same time, the Company filed a post-effective amendment to terminate the Continuous Offering. For additional information regarding the Continuous Offering, see Note 1. There can be no assurance that the Company will be able to complete the Underwritten Offering. While the Underwritten Offering Registration Statement has been filed with the SEC, it has not yet been declared effective by the SEC. The common stock to be registered pursuant to the Underwritten Offering Registration Statement may not be sold nor may offers to buy be accepted prior to the time the Underwritten Offering Registration Statement becomes effective. Any disclosure concerning the Underwritten Offering is neither an offer nor a solicitation to purchase the Company’s securities.

Renewal of Advisory Agreement

On August 10, 2017, the Board, including the independent directors, unanimously approved the renewal of the Advisory Agreement with the Advisor for a one-year term that expires on August 10, 2018.

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

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with our 2017 tax year. We are primarily focused on directly or indirectly acquiring, owning, and operating well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. We are also focused on originating preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to our stockholders in all market cycles. To the extent practical, we implement a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. Our modest value-add program is implemented at the direction and supervision of our advisor. We may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

On August 12, 2015, our registration statement on Form S-11 (File No. 333-200221) (the “Registration Statement”) for a continuous offering of a maximum of $1.1 billion of common stock, $0.01 par value per share (the “Continuous Offering”), which consisted of $1.0 billion in shares of common stock in our primary offering and $100 million in shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”), was declared effective by the SEC under the Securities Act. The initial offering price for the shares sold in the primary offering was $10.00 per Class A share of common stock and $9.58 per Class T share of common stock. The initial offering price for the shares sold in the DRIP was $9.50 per Class A share of common stock and $9.10 per Class T share of common stock. Highland Capital Funds Distributor, Inc. (the “Dealer Manager”), an entity under common ownership with our advisor, served as the dealer manager of the Continuous Offering.

Through July 26, 2017, we sold shares of Class A common stock and Class T common stock pursuant to the Continuous Offering carried out in a manner consistent with offerings of non-listed REITs. On July 21, 2017, we filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of our unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017. On July 21, 2017, we filed a registration statement on Form S-11 (the "Underwritten Offering Registration Statement") to register shares of our common stock to be sold in an underwritten public offering (the "Underwritten Offering"). There can be no assurance that we will be able to complete the Underwritten Offering.

Upon a successful completion of the Underwritten Offering, we will change our strategy and primarily focus on originating and structuring preferred equity investments, alternative structured financing investments, mezzanine debt, bridge financing and first mortgage loans in properties benefiting from significant tenant diversification and short-term lease structures, including multifamily, storage and select-service and extended-stay hospitality properties. We will intend to target our structured financings in stabilized and well located properties, primarily located in large cities and suburban markets of large cities in the United States, which have been well-maintained, have few deferred maintenance issues and are owned by experienced and high quality operators. We expect the size of our investments will vary significantly, but generally expect them to range in value from $5 million to $20 million. The primary investment objectives will be to provide long-term, superior risk-adjusted total returns on our investments through all market cycles, provide attractive current income to stockholders through quarterly cash distributions and preserve and return capital contributions. We believe that these investment opportunities best meet our primary investment objectives as they contractually provide a high percentage of total return from current pay, are structured to mitigate impairments in the investments, and potentially provide equity-like, long-term total return opportunities, with lower risk than a typical direct equity investment in real estate.

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

Pursuant to the terms of our Continuous Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Continuous Offering proceeds held in escrow were released to us. As of June 30, 2017, we had issued 1,103,268 shares of Class A common stock in our Continuous Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates on Maryland (“Estates”) and the issuance of 668,485 shares, including 43,456 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $6.2 million plus the 95% ownership interest in Estates, including approximately $412,700 of distributions reinvested through the DRIP. In connection with our incorporation and prior to the effectiveness of the Continuous Offering, we sold approximately 22,222 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates.

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

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our 2017 tax year. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to pass the “closely-held test” (in order for us to qualify as a REIT, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, beginning with the last half of 2018 assuming a valid 2017 REIT election, which we refer to as the “closely-held test”) and to distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We believe we operate in such a manner so as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

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

Acquisition costs. Acquisition costs include the costs to acquire additional properties. On January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”), which requires an entity to capitalize acquisition costs associated with an acquisition that is determined to be an acquisition of an asset as opposed to an acquisition of a business. Prior to our adoption of ASU 2017-01, acquisition costs were expensed as incurred. We believe most future acquisition costs will be capitalized in accordance with ASU 2017-01 (see Note 2 to our consolidated financial statements).

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

Organization expenses. We will reimburse the Advisor and its affiliates for organization expenses incurred on our behalf in connection with our formation and the Continuous Offering, but only to the extent the reimbursement does not exceed 1.0% of the gross offering proceeds received in the Continuous Offering. The Advisor is responsible for the payment of organization expenses we incur in excess of 1.0% of the gross offering proceeds. Organization expenses include, but are not limited to legal, accounting, printing, mailing and filing fees.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

On August 12, 2015, the SEC declared effective our Registration Statement, as described above. We had no operating activities before August 12, 2015. In accordance with U.S. generally accepted accounting principles (“GAAP”), our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Continuous Offering, enabling us to commence material operations. On August 19, 2016, we originated a preferred equity investment in Overlook at Stone Oak Park (fka Springs at Stone Oak Village), a multifamily property.

As of June 30, 2017, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 93.3% leased with an average monthly effective rent per occupied unit of $963; we also had one preferred equity investment in a multifamily property, Overlook at Stone Oak Park (fka Springs at Stone Oak Village), that was approximately 91.7% leased with an average monthly effective rent per occupied unit of $1,095. Our preferred equity investment has a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 3.0% annualized, which accrues monthly on a compounding basis if not paid. Our preferred equity investment is accounted for under the equity method of accounting.

The following table sets forth a summary of our operating results for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$1,027	$976	$2,024	$1,906
Total expenses	1,135	1,229	2,330	2,293
Operating loss	(108)	(253)	(306)	(387)
Interest expense	(358)	(368)	(726)	(650)
Equity in income of preferred equity investment	145	166	288	166
Net loss	(321)	(455)	(744)	(871)
Net income (loss) attributable to noncontrolling interests	1	1	—	(6)
Net income attributable to Series A preferred stockholders	4	—	7	—
Net loss attributable to common stockholders	$(326)	$(456)	$(751)	$(865)

The change in our net loss for the three months ended June 30, 2017 as compared to the net loss for the three months ended June 30, 2016 primarily relates to a decrease in corporate general and administrative expenses during the period in 2017. The change in our net loss for the six months ended June 30, 2017 as compared to the net loss for the six months ended June 30, 2016 primarily relates to an increase in the realization of equity in income on our preferred equity investment during the period in 2017, and was partially offset by increases in asset management fees and interest expense.

Our results of operations for the three and six months ended June 30, 2017 and 2016 are not indicative of those expected in future periods. We expect to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments.

Revenues

Rental income. Rental income remained flat at $0.9 million for the three months ended June 30, 2017 compared to $0.9 million for the three months ended June 30, 2016. Rental income was $1.8 million for the six months ended June 30, 2017 compared to $1.7 million for the six months ended June 30, 2016, which was an increase of approximately $0.1 million.

Other income. Other income remained flat at $0.1 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016. Other income remained flat at $0.2 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016.

Expenses

Property operating expenses. Property operating expenses remained flat at $0.2 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016. Property operating expenses were $0.5 million for the six months ended June 30, 2017 compared to $0.4 million for the six months ended June 30, 2016, which was an increase of less than $0.1 million.

Real estate taxes and insurance. Real estate taxes and insurance costs remained flat at $0.1 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016. Real estate taxes and insurance costs remained flat at $0.2 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016. The costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees remained flat at less than $0.1 million for the three months ended June 30, 2017 compared to less than $0.1 million for the three months ended June 30, 2016. Property management fees remained flat at $0.1 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016.

Asset management fees. Asset management fees remained flat at $0.1 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016. Asset management fees were $0.2 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016, which was an increase of approximately $0.1 million. We did not incur any asset management fees during the three months ended March 31, 2016 as we did not have any real estate assets during the period.

Corporate general and administrative expenses. Corporate general and administrative expenses were $0.2 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016, which was a decrease of approximately $0.2 million. The decrease between the periods primarily relates to one-time audit, legal and filing fees incurred in 2016 related to our acquisitions of Estates and the preferred equity investment in Bell Midtown in April 2016. Corporate general and administrative expenses remained flat at $0.5 million for the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016.

Organization expenses. Organization expenses remained flat at less than $0.1 million for the three months ended June 30, 2017 compared to less than $0.1 million for the three months ended June 30, 2016. Organization expenses remained flat at less than $0.1 million for the six months ended June 30, 2017 compared to less than $0.1 million for the six months ended June 30, 2016.

Property general and administrative expenses. Property general and administrative expenses were $0.1 million for the three months ended June 30, 2017 compared to less than $0.1 million for the three months ended June 30, 2016, which was an increase of less than $0.1 million. Property general and administrative expenses remained flat at $0.1 million for the six months ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016.

Depreciation and amortization. Depreciation and amortization costs were $0.4 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016, which was an increase of less than $0.1 million. Depreciation and amortization costs were $0.8 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016, which was a decrease of approximately $0.1 million.

Other Income and Expense

Interest expense. Interest expense costs remained flat at $0.4 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016. Interest expense costs remained flat at $0.7 million for the six months ended June 30, 2017 compared to $0.7 million for the six months ended June 30, 2016. The following is a table that details the various costs included in interest expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest on debt	$335	$316	$644	$586
Amortization of deferred financing costs	22	52	81	64
Interest rate cap expense	1	—	1	—
Total	$358	$368	$726	$650

Equity in income of preferred equity investment. Equity in income of preferred equity investment was $0.1 million for the three months ended June 30, 2017 compared to $0.2 million for the three months ended June 30, 2016, which was a decrease of less than $0.1 million. Equity in income of preferred equity investment was $0.3 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016, which was an increase of approximately $0.1 million.

Non-GAAP and Key Financial Measures and Indicators

In connection with our contemplated new strategy, we believe the key financial measures and indicators for our business will be net operating income for real estate owned (“NOI”), funds from operations (“FFO”), Core Earnings, cash available for distributions (“CAD”), adjusted cash available for distributions (“ACAD”) and adjusted book value per share.

We believe providing NOI, FFO, Core Earnings, CAD and ACAD, which are non-GAAP measures of performance, on a supplemental basis to our net income (loss) as determined in accordance with GAAP is helpful to stockholders in assessing the overall performance of our business. We believe that adjusted book value per share, which is a non-GAAP measure, is helpful to stockholders in evaluating the growth of our company as we grow our equity capital base and make future investments. The key financial measures and indicators should not be considered as a substitute for GAAP measures. We caution that our methodology for calculating these key financial measures and indicators may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported key financial measures and indicators may not be comparable to similar measures presented by other REITs.

Net Operating Income for Real Estate Owned

NOI is a non-GAAP financial measure used to measure performance for our direct property interests. We believe that NOI provides meaningful information that is used by investors, analysts and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) corporate general and administrative expenses, (6) other gains and losses that are specific to us, (7) equity in income recognized on unconsolidated joint ventures, and (8) expenses that are not reflective of the ongoing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees.

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

We calculate NOI by adjusting net income (loss) by adding back asset management fees, corporate general and administrative expenses, fees paid to affiliates, organization expenses, certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees, depreciation and amortization, interest expense and origination and disposition fee income and by removing equity in income of preferred equity investments.

The following table, which has not been adjusted for the effects of any noncontrolling interests, reconciles our NOI for the three and six months ended June 30, 2017 and 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(321)	$(455)	$(744)	$(871)
Adjustments to reconcile net loss to NOI:
Asset management fees	87	82	173	82
Corporate general and administrative expenses	235	376	524	531
Organization expenses	7	—	14	15
Property general and administrative expenses (1)	8	3	9	4
Depreciation and amortization	392	345	781	868
Interest expense	358	368	726	650
Equity in income of preferred equity investment	(145)	(166)	(288)	(166)
NOI	$621	$553	$1,195	$1,113
(1)

Adjustment to net loss excludes expenses that are not reflective of the ongoing operations of the property or were incurred on our behalf at the property for expenses such as legal and other professional fees.

Funds from Operations

We believe that net income, as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations, or FFO, as defined by the National Association of Real Estate Investment Trusts, or NAREIT, is an important non-GAAP supplemental measure of operating performance for a REIT.

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO attributable to common stockholders in accordance with NAREIT’s definition.

We believe that the use of FFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. While FFO is a relevant and widely used measure of operating performance of REITs, it does not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. FFO does not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO may not be comparable to FFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

The following table reconciles our calculation of FFO attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(326)	$(456)	$(751)	$(865)
Depreciation and amortization	392	345	781	868
Adjustment for noncontrolling interests	(20)	(17)	(39)	(43)
FFO attributable to common stockholders	46	(128)	(9)	(40)

FFO per common share - basic	$0.04	$(0.19)	$(0.01)	$(0.07)
FFO per common share - diluted	$0.04	$(0.19)	$(0.01)	$(0.07)

Weighted average Class A common shares outstanding - basic	1,119	674	1,071	575
Weighted average Class A common shares outstanding - diluted	1,128	683	1,082	580

Our FFO for the three and six months ended June 30, 2017 and 2016 is not indicative of FFO expected in future periods.

Core Earnings

Core Earnings is a non-GAAP financial measure of performance primarily used to measure the performance of preferred equity, structured finance, mezzanine, bridge financing, and mortgage investments. We believe that Core Earnings provides meaningful information that is used by investors, analysts and our management to evaluate and compare the performance of our investments to other comparable investments, to determine trends in earnings and to compute the fair value of our investments as Core Earnings is not affected by certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. Additionally, Core Earnings will be used in the calculation of asset management fees payable to our Advisor. Core Earnings does not represent GAAP net income (loss) or cash flows from operating activities and should not be considered as an alternative to GAAP net income (loss), an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies. We calculate Core Earnings by adjusting net income (loss) attributable to common stockholders by adding back stock-based compensation expense, depreciation and amortization expense calculated on real estate owned and adjustments for noncontrolling interests.

The following table reconciles our calculation of Core Earnings attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(326)	$(456)	$(751)	$(865)
Adjustments:
Amortization of stock-based compensation	8	6	15	6
Depreciation and amortization	392	345	781	868
Adjustment for noncontrolling interests	(20)	(17)	(39)	(43)
Core earnings attributable to common stockholders	$54	$(122)	$6	$(34)

Weighted average Class A common shares outstanding - basic	1,119	674	1,071	575
Weighted average Class A common shares outstanding - diluted	1,128	683	1,082	580

Core earnings per common share - basic	$0.05	$(0.18)	$0.01	$(0.06)
Core earnings per common share - diluted	$0.05	$(0.18)	$0.01	$(0.06)

Our Core Earnings for the three and six months ended June 30, 2017 and 2016 is not indicative of Core Earnings expected in future periods.

Cash Available for Distributions and Adjusted Cash Available for Distributions

CAD is a non-GAAP financial measure. We believe that CAD provides meaningful information that is used by investors, analysts and our management to evaluate and determine trends in cash flow as CAD is not affected by non-cash items. CAD is also a useful measure used by our Board to determine our dividend and the long-term viability of the current dividend. CAD does not represent GAAP net income (loss) or cash flows from operating activities and should not be considered as an alternative to GAAP net income (loss), an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating CAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported CAD may not be comparable to the CAD reported by other companies.

We calculate CAD by adjusting net income (loss) attributable to common stockholders by adding back depreciation and amortization expense on real estate owned, acquisition fees and costs, fees paid to affiliates, amortization of deferred financing costs, stock-based compensation expense and changes in the fair value of derivative financial instruments included in interest expense, and by removing non-cash equity in income of preferred equity investments and adjustments for noncontrolling interests.

ACAD is a non-GAAP financial measure that further adjusts CAD. We believe that ACAD provides meaningful information that is used by investors, analysts and our management to evaluate and determine longer term trends in cash flow as ACAD adds back the non-cash equity in income of preferred equity investments and origination and disposition fee income to CAD. ACAD is also a useful measure used by our Board to determine longer-term viability of the current dividend. ACAD does not represent GAAP net income (loss) or cash flows from operating activities and should not be considered as an alternative to GAAP net income (loss), an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating ACAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported ACAD may not be comparable to the ACAD reported by other companies.

We calculate ACAD by modifying CAD by adding back non-cash equity in income of preferred equity investments.

The following table reconciles our calculations of CAD and ACAD attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(326)	$(456)	$(751)	$(865)
Depreciation and amortization	392	345	781	868
Amortization of deferred financing costs	22	52	81	64
Noncash equity in income of preferred equity investment	(40)	—	(79)	—
Amortization of stock-based compensation	8	6	15	6
Changes in fair value on derivative instruments included in interest expense	1	—	1	—
Adjustment for noncontrolling interests	(22)	(18)	(41)	(44)
CAD attributable to common stockholders	35	(71)	7	29

Noncash equity in income of preferred equity investment	40	—	79	—
ACAD attributable to common stockholders	75	(71)	86	29

Weighted average Class A common shares outstanding - basic	1,119	674	1,071	575
Weighted average Class A common shares outstanding - diluted	1,128	683	1,082	580

CAD per common share - basic	$0.03	$(0.11)	$0.01	$0.05
CAD per common share - diluted	$0.03	$(0.11)	$0.01	$0.05

ACAD per common share - basic	$0.07	$(0.11)	$0.08	$0.05
ACAD per common share - diluted	$0.07	$(0.11)	$0.08	$0.05

Our CAD and ACAD for the three and six months ended June 30, 2017 and 2016 are not indicative of CAD and ACAD expected in future periods.

Adjusted Book Value per Share

We believe that adjusted book value per share, which is a non-GAAP measure, is helpful to stockholders in evaluating the growth of our company as we grow our equity capital base and make future investments. We calculate adjusted book value per share by adding accumulated depreciation on real estate owned back to stockholders’ equity and adjusting for Series A preferred stockholders and noncontrolling interests.

The following table calculates our adjusted book value per share of Class A common stock as of June 30, 2017 and December 31, 2016 (in thousands, except per share amounts):

	June 30, 2017	December 31, 2016
	(Unaudited)
Stockholders' equity	$6,445	$5,997
Accumulated depreciation	2,708	1,927
Adjustment for Series A preferred stockholders	(125)	—
Adjustment for noncontrolling interests	(135)	(96)
Adjusted book value	$8,893	$7,828
Shares:
Class A common stock	1,128	976
Restricted Class A common stock	9	12
Total Class A common stock, diluted	1,137	988

Adjusted book value per share, diluted	$7.82	$7.92

Liquidity and Capital Resources

Our principal demands for funds are for property acquisitions and preferred equity originations, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on any outstanding indebtedness. Generally, cash needs for items other than acquisitions and originations are met from operations, and cash needs for acquisitions and originations will be funded by one or more offerings of our common stock and/or additional borrowings. If cash flows from operations are insufficient to cover our operating expenses, our Advisor will cover these costs on our behalf. To the extent the costs covered on our behalf exceed the 2%/25% Guidelines, and our Advisor does not seek approval from our independent directors to be reimbursed, these support payments will be treated as a non-equity contribution by our Advisor, meaning our Advisor receives no shares in exchange for the contribution.

On July 21, 2017, we filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of our unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017.

Cash needs for principal payments due in the next twelve months related to the Credit Facility will generally be funded from excess cash from operations. However, to the extent we are unable to generate sufficient excess cash from operations, raise sufficient proceeds through one or more offerings of our common stock and/or additional borrowings to make principal payments as they come due, or to extend the maturity date of the Credit Facility, it may be necessary to sell assets at less than their fair value or before we feel the full value has been recognized. However, pursuant to the terms of the pledge agreement entered into between KeyBank and an affiliate of our Sponsor on the Credit Facility, the affiliate of our Sponsor pledged registered equity securities (the “Collateral”) that had a fair market value of approximately $23.4 million as of June 30, 2017, as compared to a balance on the Credit Facility of $11.0 million as of the same date. Therefore, we believe it is unlikely we will be required to liquidate assets to repay the Credit Facility as the most likely course of action by KeyBank would be to seize the Collateral to the extent necessary to repay the Credit Facility. If this occurred, we may issue shares of Class A common stock to the affiliate of our Sponsor. If we were required to sell assets, this may cause a disruption in our operations and inhibit our ability to meet our objectives. We do not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

Over time, as we become established, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our preferred equity investments. Over the long term, and on an aggregate basis, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets.

Our Advisor evaluates potential investments and engages in negotiations with sellers and lenders on our behalf. After a purchase contract is executed that contains specific terms, the investment will not be made until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed investment will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the Continuous Offering in certain investments that could yield lower returns than investments we intend to make. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, the sale of properties and redemption of preferred equity investments and one or more offerings of our common stock. If necessary, we may use financings or other sources of capital in cases of unforeseen significant capital expenditures. We have not identified any sources of such financing.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$139	$314
Net cash used in investing activities	(93)	(6,383)
Net cash provided by financing activities	1,122	5,999
Net increase (decrease) in cash and restricted cash	1,168	(70)
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,851	$899

Our overall cash flows from operating, investing, and financing activities for the six months ended June 30, 2017 and 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the six months ended June 30, 2017, net cash provided by operating activities was approximately $0.1 million compared to net cash provided by operating activities of $0.3 million for the six months ended June 30, 2016. The change in cash flows from operating activities was mainly due to changes in working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was approximately $0.1 million compared to net cash used in investing activities of $6.4 million for the six months ended June 30, 2016. The change in cash flows from investing activities was mainly due to the origination of a preferred equity investment of $6.0 million during the period in 2016, compared to no originations of preferred equity investments during the period in 2017.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $1.1 million compared to net cash provided by financing activities of $6.0 million for the six months ended June 30, 2016. The change in cash flows from financing activities was mainly due to an increase in net debt proceeds of approximately $4.1 million during the period in 2016, compared to no debt activity during the period in 2017. The change in cash flows from financing activities was also due to $1.1 million of proceeds received in the Continuous Offering during the period in 2017 compared to $2.0 million during the period in 2016.

Mortgage Indebtedness

As of June 30, 2017, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million at an interest rate of 3.12%. For additional information regarding our mortgage indebtedness, see Note 7 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At June 30, 2017, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.0%.

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

We expect that future investments, including any improvements or renovations of current or newly-acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and proceeds from one or more offerings of our common stock. In addition, we may seek financing from U.S. government agencies, including through the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the U.S. Department of Housing and Urban Development, in appropriate circumstances in connection with the acquisition or refinancing of existing mortgage loans.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for future investments or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing debt or other equity securities, on terms that are acceptable to us or at all.

Furthermore, following the completion of any modest value-add and capital expenditures programs we may implement and depending on the interest rate environment at the applicable time, we may seek to refinance any floating rate mortgage debt into longer-term fixed rate debt at lower leverage levels.

Credit Facility

As of June 30, 2017, we, through our OP, had $11.0 million outstanding under the Credit Facility at an interest rate of 5.22%. On April 7, 2017, our OP and the Sponsor amended the Credit Facility (the “Second Amendment”) to extend the maturity date to June 30, 2017 and terminate the revolving feature of the Credit Facility. We paid an amendment fee of $27,500 in connection with the Second Amendment. On June 30, 2017, our OP and the Sponsor amended the Credit Facility (the “Third Amendment”) to extend the maturity date to October 2, 2017. In conjunction with the Third Amendment, the affiliate of BH Equity was released and discharged of the guarantee it had previously provided on the Credit Facility. We continue to be in discussions with KeyBank to further extend the maturity date, alleviating the need to repay the Credit Facility in full on October 2, 2017. Additionally, a stated use of proceeds in the Underwritten Offering Registration Statement is to repay the Credit Facility in full. If we are unable to extend the maturity date of the Credit Facility, are unable to complete the Underwritten Offering prior to October 2, 2017, or we do not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of our Sponsor, to satisfy our obligations. The Collateral had a fair market value of approximately $23.4 million as of June 30, 2017. If the Collateral were used to satisfy our obligations on the Credit Facility, we may issue shares of our Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. We do not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of June 30, 2017, we believe we are in compliance with all covenant provisions.

Leverage Limit

Pursuant to our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts) (the “Leverage Limit”). However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We have sought and will continue to seek such independent director approval of borrowings in excess of the Leverage Limit until such point as our borrowings do not exceed the Leverage Limit. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Overlook at Stone Oak Park (fka Springs at Stone Oak Village), our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we were in the process of raising our equity capital in the Continuous Offering to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised additional equity capital and repaid a portion of our initial leverage. If necessary, we expect to repay the Credit Facility by exchanging the Collateral, or with proceeds from a successful completion of the Underwritten Offering or from sales of our assets.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments for the next five calendar years subsequent to June 30, 2017. Interest expense due by period on our floating rate debt is based on one-month LIBOR, which was 1.2239% as of June 30, 2017.

	Payments Due by Period (in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage Debt
Principal payments	$26,919	$—	$—	$—	$26,919	$—	$—
Interest expense	2,706	430	853	853	570	—	—
Total	$29,625	$430	$853	$853	$27,489	$—	$—

Credit Facility
Principal payments	$11,000	$11,000	$—	$—	$—	$—	$—
Interest expense	150	150	—	—	—	—	—
Total	$11,150	$11,150	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$40,775	$11,580	$853	$853	$27,489	$—	$—

Income Taxes

We anticipate that we will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2017 tax year, and we intend to continue to operate in a manner that will permit us to qualify as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including requirements to pass the “closely-held test” and to distribute at least 90% of our annual REIT taxable income to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and dividends paid to our stockholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

If we do not meet the qualifications to be taxed as a REIT, we will be taxed as a corporation for U.S. federal income tax purposes. We did not meet the qualifications to be taxed as a REIT for the 2016 tax year and will be taxed as a corporation for U.S. federal income tax purposes for the 2016 tax year. As such, we provide for income taxes using the asset and liability method under ASC 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize our tax positions and evaluate them by determining whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2017. Our subsidiaries and us may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of June 30, 2017 and December 31, 2016, we recognized total deferred tax assets, net of valuation allowances, based on the fact that we did not qualify as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balances sheet at June 30, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Net operating loss	$497	$309
Partnership temporary differences	148	75
Unreimbursed expenses	32	32
Total deferred tax assets	677	416
Valuation allowance	(677)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at June 30, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that we will not realize the benefits of these deductible differences at June 30, 2017.

Distributions

Our Board previously declared daily distributions on our Class A common stock for the period from January 1, 2017 through February 28, 2017. On March 16, 2017, our Board authorized the declaration of a special distribution to our Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. Our Board has also approved and authorized the declaration of a daily distribution to our Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending December 31, 2017. Distributions for all record dates of a given month are paid approximately three days following month end. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flows from operations. As a result, our distribution rate and payment frequency may vary from time to time. After the completion of the Underwritten Offering, we plan to make quarterly distributions.

Distributions declared (1) accrue daily to our Class A stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.00164 per share per day during the period ended December 31, 2017, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

During the three and six months ended June 30, 2017, we declared distributions on our Series A cumulative preferred stock of approximately $4,000 and $6,700, respectively.

The Class A common stock distributions declared and paid during each of the last four fiscal quarters ended June 30, 2017, along with the amount of distributions reinvested pursuant to the DRIP, were as follows:

			Distributions Paid (3)
Period	Distributions Declared (1)	Distributions Declared Per Share (2)	Cash	Reinvested	Total
Third Quarter 2016	$69,700	$0.100	$10,800	$22,700	$33,500
Fourth Quarter 2016	134,300	0.151	1,200	117,000	118,200
First Quarter 2017	153,000	0.148	3,300	143,700	147,000
Second Quarter 2017	168,400	0.149	35,300	129,300	164,600
Total	$525,400	$0.548	$50,600	$412,700	$463,300
(1)

Includes distributions due, which are payable in cash upon vesting, on the 12,000 restricted shares of Class A common stock we have granted pursuant to our restricted share plan, 9,000 of which remain unvested as of June 30, 2017.

(2)	Based on number of days each Class A share was issued and outstanding during the period presented.
(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the three and six months ended June 30, 2017, we paid aggregate distributions on our shares of Series A preferred stock of approximately $6,700.

For the three months ended June 30, 2017, we paid aggregate distributions on our shares of Class A common stock of approximately $164,600, including approximately $35,300 of distributions paid in cash and 13,614 shares of our Class A common stock issued pursuant to our DRIP for approximately $129,300. For the three months ended June 30, 2017, our net loss was approximately $0.3 million and we had net cash provided by operating activities of less than $0.1 million; we funded approximately $41,000, or 24%, of total distributions paid, including shares issued pursuant to our DRIP, from net cash provided by operating activities and approximately $130,300, or 76%, from net public offering proceeds.

For the six months ended June 30, 2017, we paid aggregate distributions on our shares of Class A common stock of approximately $311,600, including approximately $38,600 of distributions paid in cash and 28,747 shares of our Class A common stock issued pursuant to our DRIP for approximately $273,000. For the six months ended June 30, 2017, our net loss was approximately $0.7 million and we had net cash provided by operating activities of approximately $0.1 million; we funded approximately $139,000, or 44%, of total distributions paid, including shares issued pursuant to our DRIP, from net cash provided by operating activities and approximately $179,300, or 56%, from net public offering proceeds.

On July 26, 2017, in connection with the termination of the Continuous Offering, the DRIP was terminated. As a result of the termination of the DRIP, beginning with the distributions declared by the Board for the month of July 2017, and continuing until such time as the Board may approve the resumption of the DRIP, if ever, all distributions declared by the Board will be paid to our stockholders in cash.

We expect to continue paying monthly distributions to our stockholders. Because all of our operations are performed indirectly through the OP, our ability to pay distributions depends on the OP’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distributions, we may borrow, issue additional securities or sell assets in order to fund the distributions. We have not established any limit on the amount of proceeds from the issuance of securities that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus, unless our charter provides otherwise, senior liquidation preferences, if any.

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

Distributions are paid to our stockholders when and if authorized by the Board and declared by us out of legally available funds. Distributions are authorized at the discretion of the Board, which is influenced in part by its intention to comply with the REIT requirements of the Code. We intend to make distributions sufficient to meet the annual distribution requirement and to avoid U.S. federal income and excise taxes on our earnings; however, it may not always be possible to do so. Each distribution will be accompanied by a notice which sets forth: (a) the record date; (b) the amount per share that will be distributed; (c) the equivalent annualized yield; (d) the amount and percentage of the distributions paid from operations, offering proceeds and other sources; and (e) for those investors participating in the DRIP, a statement that a distribution statement will be provided in lieu of a check. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Continuous Offering;
•	our operating and interest expenses;
•	operating results of our properties;
•	the amount of distributions or dividends received by us from our indirect real estate investments;
•	our ability to keep our properties occupied;
•	our ability to maintain or increase rental rates when renewing or replacing current leases;
•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and
•	financings and refinancings.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of June 30, 2017, we own an interest in one joint venture that is accounted for under the equity method of accounting as we exercise significant influence over, but do not control, the investee.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and asset management fees and expenses, organization and offering expenses, reimbursement of certain operating costs, and possibly disposition fees. Refer to Note 10 to our consolidated financial statements for a discussion of the various related-party transactions, agreements and fees.

From the commencement of the Continuous Offering through July 26, 2017, the date which the Continuous Offering was terminated, we paid the Dealer Manager selling commissions and dealer manager fees totaling $5,000.

Inflation

Consistent with the multifamily property focus, the majority of the leases we enter into for multifamily apartment homes are for terms of typically one year or less. These terms provide us with maximum flexibility to implement rental increases when the market will bear such increases and may provide us with a hedge against inflation.

Valuation Guidelines; Calculation of NAV

Pursuant to rules recently promulgated by FINRA effective as of April 11, 2016, since we have not yet disclosed an estimated NAV per share, our stockholders’ customer account statements will include a value per share that is equal to the public offering price less all up-front underwriting compensation and certain organization and offering expenses. We are not required to provide an estimated NAV based on the value of our assets until August 21, 2018, which is 150 days following the second anniversary of the date we broke escrow in the Continuous Offering (the “NAV Pricing Date”). Prior to providing an estimated NAV based on a valuation of our assets, the per share values that we report will not reflect the proceeds our stockholders would receive upon liquidation or upon the sale of their shares. Furthermore, in the event of any voluntary or involuntary liquidation, dissolution or winding up of us, or any liquidating distribution of our assets, then such assets, or the proceeds therefrom, will be distributed between the holders of Class A shares and Class T shares ratably in proportion to the respective NAV for each class until the NAV for each class has been paid. The NAV will be calculated on a company-wide basis, with any adjustments to Class A or Class T shares made subsequent to such company-wide calculation. For purposes of calculating NAV, we intend to use the most recent price paid to acquire the applicable class of shares in the primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until the Board determines our NAV. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of such class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder bears to the total number of outstanding shares of such class then outstanding.

Prior to August 21, 2018, which is 150 days following the second anniversary of the date we broke escrow in the Continuous Offering (or earlier if the Board so directs or applicable regulations require), we are required to provide an initial estimated NAV per share of each class of our common stock based on the value of our assets. We will provide an update of the initial estimated NAV as of the end of each completed fiscal quarter (or fiscal year, in the case of a quarter ending at a fiscal year-end) thereafter. Once we are required to provide an estimated NAV per share, our NAV will be determined by the Board based on the input of the Advisor, our audit committee and, if engaged by the Board, one or more independent valuation firms. We intend to base our calculation of estimated NAV on the values of our assets and liabilities, without ascribing additional value to our enterprise or the going concern of our business. We expect that the values of our assets and liabilities will reflect the specific terms of our investments and our indebtedness, as well as conditions prevailing in the real estate, credit and broader financial markets. In addition, on a quarterly basis, management will update our NAV to reflect changes in the fair value of our indebtedness, estimated asset disposition costs (including estimates of fees payable to the Advisor and its affiliates), and our other net assets and liabilities. In general, after the NAV Pricing Date, we expect to report our quarterly estimated NAV in filings with the SEC and on our website.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to: (1) principles of consolidation and basis of presentation, (2) real estate investments, (3) impairment, (4) noncontrolling interests, (5) equity in income, (6) organization and offering expenses, (7) reportable segments and (8) fair value measurements.

Our significant accounting policies are disclosed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of June 30, 2017, we had total indebtedness of $37.9 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements. As of June 30, 2017, an interest rate cap agreement covered $26.9 million of the $37.9 million of our total outstanding indebtedness. This interest rate cap agreement caps the related floating rate debt at 6.00% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of June 30, 2017, the weighted average interest rate of our total indebtedness was 3.73%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our total annual interest expense of the amounts illustrated in the table below for our indebtedness as of June 30, 2017 (in thousands):

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On August 12, 2015, our Registration Statement, registering a public offering of up to $1.1 billion in shares of our common stock, was declared effective under the Securities Act. We offered up to $1.0 billion in shares of our common stock to the public in our primary offering and up to $100 million in shares of our common stock pursuant to our DRIP. Highland Capital Funds Distributor, Inc., an affiliate of the Advisor, served as the dealer manager for our Continuous Offering.

As of June 30, 2017, we had issued 1,103,268 shares of Class A common stock in the Continuous Offering, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 668,485 shares, including 43,456 shares issued pursuant to the DRIP, resulting in gross proceeds of approximately $6.2 million, including approximately $412,700 of distributions reinvested through the DRIP. In connection with raising the minimum offering amount and breaking escrow, we have recorded approximately $0.1 million of organization and offering expenses through June 30, 2017 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

As of June 30, 2017, we had recognized selling commissions, dealer manager fees, and organization and other offering costs in the Continuous Offering in the amounts set forth below (dollars in thousands). The dealer manager for the Continuous Offering reallowed all of the selling commissions and dealer manager fees to participating broker-dealers.

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	62
Total expenses	$67
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,756
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.16%

From the commencement of the Continuous Offering through June 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.1 million (exclusive of 434,783 shares of Class A common stock issued to our Sponsor in exchange for its 95% interest in Estates), including offering proceeds from the DRIP of approximately $412,700. From the commencement of the Continuous Offering through June 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.16%.

On July 21, 2017, we filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of our unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*

Third Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated June 30, 2017

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

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: August 10, 2017	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: August 10, 2017	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)