Form 10-Q
period 2017-09-30
Nexpoint Multifamily Capital Trust, Inc.
filed 2017-11-13
CIK 1592745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2017, the registrant had 1,143,186 shares of Class A common stock, $0.01 par value, outstanding and 0 shares of Class T common stock, $0.01 par value, outstanding.

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Form 10-Q

September 30, 2017

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating Real Estate Investments
Land (including from VIEs of $5,080 and $5,080, respectively)	$5,080	$5,080
Buildings and improvements (including from VIEs of $35,511 and $35,432, respectively)	35,511	35,432
Construction in progress (including from VIEs of $32 and $44, respectively)	32	44
Furniture, fixtures and equipment (including from VIEs of $1,108 and $1,013, respectively)	1,108	1,013
Total Gross Operating Real Estate Investments	41,731	41,569
Accumulated depreciation and amortization (including from VIEs of $3,102 and $1,927, respectively)	(3,102)	(1,927)
Total Net Operating Real Estate Investments	38,629	39,642
Cash and cash equivalents (including from VIEs of $464 and $282, respectively)	1,117	456
Restricted cash (including from VIEs of $354 and $227, respectively)	354	227
Accounts receivable (including from VIEs of $21 and $39, respectively)	45	164
Prepaid and other assets (including from VIEs of $37 and $23, respectively)	694	87
Preferred equity investment	5,429	5,250
TOTAL ASSETS	$46,268	$45,826

LIABILITIES AND EQUITY
Liabilities:
Mortgage payable, net (including from VIEs of $26,782 and $26,745, respectively)	26,782	26,745
Credit facility, net	11,000	10,944
Accounts payable and other accrued liabilities (including from VIEs of $123 and $171, respectively)	2,653	851
Accrued real estate taxes payable (including from VIEs of $295 and $193, respectively)	295	193
Accrued interest payable (including from VIEs of $70 and $58, respectively)	70	58
Security deposit liability (including from VIEs of $69 and $65, respectively)	69	65
Prepaid rents (including from VIEs of $47 and $47, respectively)	47	47
Distributions payable	68	52
Due to affiliates	227	227
Total Liabilities	41,211	39,182

Equity:
12.5% Series A Cumulative Preferred stock, $.01 par value; 10,000,000 shares authorized; 125 and 0 shares issued and outstanding, respectively	—	—
Class A Common stock, $.01 par value; 500,000,000 shares authorized; 1,133,332 and 975,824 shares issued and outstanding, respectively	12	10
Class T Common stock, $.01 par value; 500,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	11,055	9,483
Accumulated deficit	(6,589)	(3,471)
Accumulated other comprehensive loss	(25)	(25)
Total Stockholders' Equity	4,453	5,997
Noncontrolling interests	604	647
Total Equity	5,057	6,644
TOTAL LIABILITIES AND EQUITY	$46,268	$45,826

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$884	$861	$2,671	$2,572
Other income	150	123	387	318
Total revenues	1,034	984	3,058	2,890
Expenses
Property operating expenses	284	238	737	677
Real estate taxes and insurance	112	111	341	335
Property management fees (1)	31	29	92	87
Asset management fees (2)	89	93	262	175
Corporate general and administrative expenses	1,693	266	2,217	797
Organization expenses	—	1	14	16
Property general and administrative expenses	46	36	141	112
Depreciation and amortization	394	360	1,175	1,228
Total expenses	2,649	1,134	4,979	3,427
Operating loss	(1,615)	(150)	(1,921)	(537)
Interest expense	(404)	(413)	(1,130)	(1,063)
Equity in income of preferred equity investments	146	231	434	397
Net loss	(1,873)	(332)	(2,617)	(1,203)
Net income (loss) attributable to noncontrolling interests	(4)	2	(4)	(4)
Net loss attributable to NexPoint Multifamily Capital Trust, Inc.	(1,869)	(334)	(2,613)	(1,199)
Net income attributable to Series A preferred stockholders	4	—	11	—
Net loss attributable to common stockholders	$(1,873)	$(334)	$(2,624)	$(1,199)
Other comprehensive loss
Unrealized losses on interest rate cap	—	(1)	—	(7)
Total comprehensive loss	(1,873)	(333)	(2,617)	(1,210)
Comprehensive income (loss) attributable to noncontrolling interests	(4)	2	(4)	(4)
Comprehensive loss attributable to NexPoint Multifamily Capital Trust, Inc.	$(1,869)	$(335)	$(2,613)	$(1,206)

Weighted average Class A common shares outstanding - basic	1,133	683	1,092	611
Weighted average Class A common shares outstanding - diluted	1,144	695	1,106	619

Loss per Class A common share - basic and diluted	$(1.65)	$(0.49)	$(2.40)	$(1.96)

Distributions declared per Class A common share	$0.151	$0.100	$0.448	$0.100

(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling interest members of the Company (see Notes 4 and 10).
(2)	Fees incurred to the Company’s advisor (see Notes 1 and 10).

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(dollars in thousands)

(Unaudited)

	Preferred Stock		Class A Common Stock		Class T Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2016	—	$—	975,824	$10	—	$—	$9,483	$(3,471)	$(25)	$647	$6,644
Issuance of Class A common stock			154,508	2			1,430	—	—	—	1,432
Issuance of Series A cumulative preferred stock	125	—					125	—	—	—	125
Commissions on sales of Series A cumulative preferred stock							(6)	—	—	—	(6)
Vesting of stock-based compensation			3,000				23	—	—	—	23
Distributions declared on Class A common stock							—	(494)	—	—	(494)
Distributions declared on Series A cumulative preferred stock							—	(11)	—	—	(11)
Distributions to noncontrolling interests							—	—	—	(39)	(39)
Net loss							—	(2,613)	—	(4)	(2,617)
Balances, September 30, 2017	125	$—	1,133,332	$12	—	$—	$11,055	$(6,589)	$(25)	$604	$5,057

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,617)	$(1,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,175	1,228
Equity in income of preferred equity investments	(434)	(397)
Distributions from preferred equity investments	314	397
Amortization of deferred financing costs	123	120
Vesting of stock-based compensation	23	13
Changes in operating assets and liabilities:
Operating assets	68	(183)
Operating liabilities	1,304	597
Net cash provided by (used in) operating activities	(44)	572

Cash flows from investing activities
Preferred equity investment originations	—	(11,250)
Additions to operating real estate investment	(165)	(882)
Net cash used in investing activities	(165)	(12,132)

Cash flows from financing activities
Credit facility proceeds received	—	19,386
Bridge loan payments	—	(10,000)
Deferred financing costs paid	(30)	(145)
Proceeds from issuance of Class A common stock	1,117	2,131
Payments of commissions on sale of Class A common stock and related dealer manager fees	—	(3)
Proceeds from issuance of Series A cumulative preferred stock	125	—
Payments of commissions on sale of Series A cumulative preferred stock	(6)	—
Distributions to Class A common stockholders	(163)	(11)
Distributions to Series A preferred stockholders	(7)	—
Distributions to noncontrolling interests	(39)	(22)
Net cash provided by financing activities	997	11,336

Net increase (decrease) in cash and restricted cash	788	(224)
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,471	$745

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$992	$939
Supplemental Disclosure of Noncash Activities
Increase in distributions payable	16	35
Capitalized construction costs included in accounts payable and other accrued liabilities	42	87
Change in fair value on derivative instruments designated as hedges	—	7
Distributions paid to Class A common stockholders through common stock issuances pursuant to the distribution reinvestment plan (see Note 8)	319	23
Deferred offering costs included in prepaid and other assets and accounts payable and other accrued liabilities (see Note 2)	619	—
Noncash contribution by Advisor	—	501

See Notes to Consolidated Financial Statements

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Multifamily Capital Trust, Inc. (the “Company”) was incorporated on November 12, 2013 as a Maryland corporation, and intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with its 2017 tax year. The Company is externally managed by NexPoint Real Estate Advisors II, L.P. (the “Advisor”) through an agreement, as amended, dated August 10, 2015, and renewed on August 10, 2017 for an additional one-year term set to expire on August 10, 2018 (the “Advisory Agreement”). Substantially all of the Company’s assets are owned by NexPoint Multifamily Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company is the sole general partner and a limited partner of the OP. The special limited partner of the OP is the Advisor.

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

Substantially all of the net proceeds of the Continuous Offering were used to directly or indirectly acquire, own, operate and selectively develop well-located “core” and “core-plus” multifamily properties in large cities and suburban markets of large cities, primarily in the Southeastern and Southwestern United States. The Company also originates preferred equity investments with operators of well-located “core” and “core-plus” multifamily properties. Investing in both direct property investments and preferred equity investments is designed to minimize potential losses during market downturns and maximize risk adjusted total returns to the Company’s stockholders in all market cycles. To the extent practical, the Company implements a modest value-add component on “core-plus” properties that consists, on average, of investing $1,000 - $4,000 per unit in the first 24-36 months of ownership, in an effort to add value to the asset’s exterior and interior. The Company’s modest value-add program is implemented at the direction and supervision of the Advisor. The Company may also seek to invest in multifamily housing debt and mezzanine debt in situations where the risk/return correlation is more attractive than direct investments in common equity and originations of preferred equity investments. The Company may also invest in common and preferred stock of both publicly traded and private real estate companies. As of September 30, 2017, the Company owned one multifamily property and had one preferred equity investment in a multifamily property.

Pursuant to the terms of the Continuous Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2.0 million (the “Minimum Offering Requirement”). On March 24, 2016, the Company met the Minimum Offering Requirement and the proceeds held in escrow were released to the Company, thus allowing the Company to commence material operations. As of September 30, 2017, the Company had received a total of $6.2 million of gross offering proceeds, including approximately $458,700 of distributions reinvested through the DRIP.

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

As of September 30, 2017, the Company had issued 1,108,110 shares of Class A common stock, including 48,298 shares of Class A common stock issued pursuant to the DRIP.

On July 21, 2017, the Company filed a registration statement on Form S-11 (the "Underwritten Offering Registration Statement") to register shares of its common stock to be sold in an underwritten public offering (the "Underwritten Offering") and subsequently amended the Underwritten Offering Registration Statement. If declared effective by the SEC, there can be no assurance that the Company will be able to complete the Underwritten Offering. The Company has elected to not pursue the Underwritten Offering at this time (but may do so in the future) but rather is seeking equity capital through a private offering (the “Private Offering”), which the Company was actively pursuing as of September 30, 2017.

The Company has changed its investment strategy to primarily focus on originating and structuring mezzanine debt, preferred equity investments, alternative structured financing investments, bridge financing and first mortgage loans in properties benefiting from significant tenant diversification and short-term lease structures, including primarily multifamily and to a lesser extent, storage and select-service and extended-stay hospitality properties. The Company intends to target its structured financings in stabilized and well located properties, primarily located in large cities and suburban markets of large cities in the United States, which have been well-maintained, have few deferred maintenance issues and are owned by experienced and high quality operators. The Company expects the size of its investments will vary significantly, but generally expects them to range in value from $5 million to $20 million, with the average investment size being approximately $7 million. The Company believes that these investment opportunities best meet its primary investment objectives as they contractually provide a high percentage of total return from current pay, are structured to mitigate impairments in the investments, and potentially provide equity-like, long-term total return opportunities, with lower risk than a typical direct equity investment in real estate.

On September 11, 2017, the Company held its annual meeting of stockholders (the “Annual Meeting”). The matters voted on at the Annual Meeting were as follows: (1) reelection of directors for a one-year term expiring in 2018, (2) approval of a form of the Company’s articles of amendment and restatement, (3) approval of a form of the Company’s amended and restated advisory agreement, (4) approval of a form of a long-term incentive plan, and (5) ratification of appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2017. All matters submitted for approval by the Company’s stockholders, as described in the Company’s proxy statement, were approved. The amendments to the Company’s charter and the advisory agreement and the adoption of the long-term incentive plan will become effective upon a capital raise pursuant to the Underwritten Offering or the Private Offering.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The unaudited consolidated financial statements, and the notes thereto, included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in its annual report on Form 10-K, filed with the SEC on March 28, 2017. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 9), is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of the debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Preferred equity investments are recorded at the value invested by the Company at the date of origination and accounted for under the equity method of accounting.

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

For the three and nine months ended September 30, 2017 and 2016, the Company did not record any impairment charges related to real estate assets or equity method investments.

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

Restricted Cash

Restricted cash is comprised of security deposits, operating escrows, and renovation value-add reserves. Security deposits are held until they are due to tenants and are credited against the balance. Operating escrows are required and held by the joint venture’s first mortgage lender(s) for items such as real estate taxes, insurance, and required repairs. Lender held escrows are released back to the joint venture upon the borrower’s proof of payment of such expenses. Renovation value-add reserves are funds identified to finance the Company’s value-add renovations at its properties and are not required to be held in escrow by a third party. The Company may reallocate these funds, at its discretion, to pursue other investment opportunities. The following is a summary of the restricted cash held as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Security deposits	$69	$65
Operating escrows	285	162
	$354	$227

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

For the period from November 12, 2013 (inception) to September 30, 2017, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.7 million. For the period from November 12, 2013 (inception) to September 30, 2017, the Company recognized approximately $0.1 million of organization and offering expenses as reimbursable to the Advisor and its affiliates, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates under the terms of the Continuous Offering. The remaining organization and offering expenses of approximately $2.6 million have not been accrued on the Company’s consolidated balance sheet as of September 30, 2017 and are not reimbursable under the current Advisory Agreement since the Continuous Offering was terminated on July 26, 2017.

In connection with the Underwritten Offering and the Private Offering, the Company has incurred approximately $2.2 million of offering costs. The Company initially records these costs in prepaid and other assets on the consolidated balance sheet. Upon a successful completion of the Underwritten Offering or the Private Offering, the portion of these costs that have not been expensed will be charged against the gross offering proceeds. If the Company decides to abort the Underwritten Offering or the Private Offering, these costs, and any subsequent offering costs incurred in connection with the offerings, will be reclassified to corporate general and administrative expenses on the consolidated statements of operations and comprehensive loss. As the Company is not pursuing the Underwritten Offering at this time (but may do so in the future), it has elected to expense the costs related exclusively to the Underwritten Offering. For the three and nine months ended September 30, 2017, the Company expensed approximately $1.6 million of these costs as corporate general and administrative expenses. As the Company continues to actively pursue the Private Offering, all costs associated with the Private Offering are recorded as prepaid and other assets on the consolidated balance sheet.

Operating Expenses

Operating expenses include, but are not limited to, payments of reimbursements to the Advisor and its affiliates for operating expenses paid on behalf of the Company, audit, legal, filing and tax fees, directors’ and officers’ liability insurance, board of director fees and offering costs incurred in connection with the Underwritten Offering which have been expensed. For more information on operating expenses and reimbursements to the Advisor and its affiliates, see Note 10.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2017. The Company and its subsidiaries may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of September 30, 2017 and December 31, 2016, the Company recognized total deferred tax assets, net of valuation allowances, based on the fact that the Company did not qualify as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balance sheets at September 30, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Net operating loss	$520	$309
Partnership temporary differences	176	75
Unreimbursed expenses	651	32
Total deferred tax assets	1,347	416
Valuation allowance	(1,347)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at September 30, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at September 30, 2017.

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

With the change in the Company’s strategy, the Company expects to have a third reportable segment, with activities related to originating mezzanine, bridge, and mortgage loans in multifamily, storage and select-service hospitality properties.

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

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Non-vested shares of the Company’s restricted Class A common stock give rise to potentially dilutive shares of the Company’s Class A common stock; such shares are excluded from the computation of diluted earnings (loss) per share if they are anti-dilutive.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by approximately $0.1 million in the nine months ended September 30, 2016. Net cash used in investing activities increased by approximately $0.2 million in the nine months ended

September 30, 2016. Beginning-of-period cash and restricted cash increased by $0.4 million in 2016. The following is a summary of the Company’s cash and restricted cash total as presented in the accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$1,117	$513
Restricted cash	354	232
Total cash and restricted cash	$1,471	$745

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changes certain recognition, measurement, presentation, and disclosure requirements for financial instruments. ASU 2016-01 requires all equity investments, except those accounted for under the equity method of accounting or resulting in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 also simplifies the impairment assessment for equity investments without readily determinable fair values, amends the presentation requirements for changes in the fair value of financial liabilities, requires presentation of financial instruments by measurement category and form of financial asset, and eliminates the requirement to disclose the methods and significant assumptions used in estimating the fair value of financial instruments. ASU 2016-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will implement the provisions of ASU 2016-01 as of January 1, 2018. The Company does not expect ASU 2016-01 to have a material impact on its consolidated financial statements and related disclosures.

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

The Company has two reportable segments, with activities related to owning and operating multifamily properties and originating preferred equity investments in multifamily properties. The Company’s operating multifamily properties segment generates rental income and other income through the operation of properties. The Company’s preferred equity investments segment earns equity in income on a stated investment return. The primary financial measure of segment profit and loss used by the chief operating decision maker is net operating income (“NOI”). NOI for the Company’s operating multifamily properties segment is defined as total revenues less total property operating expenses. NOI for the Company’s preferred equity investments segment is defined as equity in income of preferred equity investments less interest costs on debt used to finance such investments. Excluded from NOI for both of the Company’s reportable segments are: (1) asset management fees; (2) corporate general and administrative expenses; (3) fees to affiliates; (4) organization expenses; (5) acquisition costs; and (6) interest expense related to amortization of deferred financing costs and changes in fair value of derivative instruments designated as cash flow hedges. In addition to the aforementioned, excluded from NOI for the Company’s operating multifamily properties segment are: (1) certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on behalf of the Company at the properties; (2) depreciation and amortization; (3) interest costs on debt used to finance such acquisitions; and (4) equity in income of preferred equity investments.

The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives.

The following table presents the Company’s assets as of September 30, 2017 and December 31, 2016 by reportable segment (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Operating multifamily property	$39,505	$40,213
Preferred equity investment	5,429	5,250
Other assets (1)	1,334	363
TOTAL ASSETS	$46,268	$45,826
(1)	Other assets consist of cash and cash equivalents, accounts receivable, and prepaid and other assets held at the Company level.

The following table, which has not been adjusted for the effects of noncontrolling interests, reconciles the Company’s combined NOI for its reportable segments, as detailed in the tables below, for the three and nine months ended September 30, 2017 and 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating multifamily property	$562	$570	$1,757	$1,683
Preferred equity investments	77	157	238	280
Combined segment NOI	639	727	1,995	1,963

Adjustments to reconcile to net loss:
Asset management fees	89	93	262	175
Corporate general and administrative expenses	1,693	266	2,217	797
Organization expenses	—	1	14	16
Property general and administrative expenses (1)	1	—	10	4
Depreciation and amortization	394	360	1,175	1,228
Interest on debt - operating multifamily property (2)	291	283	808	826
Amortization of deferred financing costs	42	56	123	120
Interest rate cap expense	2	—	3	—
Net loss	$(1,873)	$(332)	$(2,617)	$(1,203)
(1)

Adjustment to net loss that excludes expenses for NOI that are not reflective of the ongoing operations of the property or were incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

(2)	Includes interest costs on outstanding debt of approximately $32.7 million used to acquire Estates.

The following table presents the total revenues, total property operating expenses and NOI for the Company’s operating multifamily properties segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Operating Multifamily Properties	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$884	$861	$2,671	$2,572
Other income	150	123	387	318
Total revenues	1,034	984	3,058	2,890

Operating expenses
Property operating expenses	284	238	737	677
Real estate taxes and insurance	112	111	341	335
Property management fees (1)	31	29	92	87
Property general and administrative expenses (2)	45	36	131	108
Total expenses	472	414	1,301	1,207

Segment NOI	$562	$570	$1,757	$1,683
(1)	Fees incurred to an unaffiliated third party that is an affiliate of the noncontrolling interest members of the Company (see Note 10).
(2)	Excludes expenses that are not reflective of the ongoing operations of the property or are incurred on behalf of the Company at the property for expenses such as legal and other professional fees.

The following table presents the total equity in income of preferred equity investments, total interest costs on debt and NOI for the Company’s preferred equity investments segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Preferred Equity Investments	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Other income and expenses
Equity in income of preferred equity investments	$146		$231		$434		$397
Interest on debt	(69)	(1)	(74)	(2)	(196)	(1)	(117)	(2)
Segment NOI	$77		$157		$238		$280
(1)	Includes interest costs on debt of approximately $5.25 million used to originate the Company’s preferred equity investment in Overlook at Stone Oak Park.
(2)

Includes interest costs on debt of approximately $5.25 million used to originate the Company’s preferred equity investment in Overlook at Stone Oak Park and interest costs on debt of approximately $4.0 million used to originate the Company’s preferred equity investment in Bell Midtown, which was redeemed in full on December 23, 2016.

4. Acquisitions and Originations

As of September 30, 2017, through its consolidated and unconsolidated joint ventures, the Company holds investments in two multifamily properties. The following tables provide summary information regarding the Company’s acquisition and origination, which are either consolidated or accounted for under the equity method of accounting:

Operating Property Acquisition

Property Name	Location	Date Acquired		Effective Ownership Percentage at September 30, 2017	Effective Ownership Percentage at December 31, 2016
Estates on Maryland	Phoenix, Arizona	April 7, 2016	(1)	95%	95%
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

Preferred Equity Investment Origination

Property Name	Location	Number of Units	Date Originated	Amount of Investment (in thousands)	Current Pay Rate	Accrued Pay Rate (1)	Effective Ownership Percentage at September 30, 2017
Overlook at Stone Oak Park	San Antonio, Texas	360	August 19, 2016	$5,250	8.0%	3.0%	35.0%	(2)
(1)	Payment of the accrued pay rate is optional; if not paid, the amount accrues monthly on a compounding basis and increases the carrying amount of the investment on the consolidated balance sheet.
(2)	Ownership interest is a preferred equity interest, through NREA SOV Investors, LLC, a wholly owned single-asset LLC, in CAF Stone Oak Village, LLC, which directly owns Overlook at Stone Oak Park.

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

The joint venture that the Company, through the OP, is invested in as of September 30, 2017 is deemed to be a VIE as it has equity investors that lack certain essential characteristics of a controlling financial interest. The Company has not, is not contractually required to, nor does it intend to, provide additional financial support to the joint venture beyond its original investment. The Company is not the primary beneficiary of this joint venture as it lacks the power to direct the activities that most significantly impact its economic performance and accounts for this interest under the equity method of accounting under FASB ASC 323-30, Investments in Partnerships, Joint Ventures, and Limited Liability Entities, on the Company’s consolidated financial statements.

5. Operating Real Estate Investments

As of September 30, 2017, the Company has one consolidated investment in a multifamily property. The following table contains summary information of the Company’s consolidated investment as of September 30, 2017 and December 31, 2016:

Property Name	Rentable Square Footage	Number of Units	Date Acquired		Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Estates on Maryland	324,431	330	4/7/2016	(3)	$971	95.2%	95.8%
(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.
(3)

Estates was acquired from the Sponsor on April 7, 2016; however, as the acquisition was determined to be a combination of entities under common control, the acquisition was deemed to be made on the date it was purchased by the Sponsor, which was August 5, 2015.

As of September 30, 2017, the major components of the Company’s consolidated investment in the multifamily property were as follows (in thousands) (unaudited):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,511	$32	$1,108	$41,731
Accumulated depreciation and amortization	—	(2,575)	—	(527)	(3,102)
Total	$5,080	$32,936	$32	$581	$38,629

As of December 31, 2016, the major components of the Company’s consolidated investment in the multifamily property were as follows (in thousands):

Property Name	Land	Buildings and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Estates on Maryland	$5,080	$35,432	$44	$1,013	$41,569
Accumulated depreciation and amortization	—	(1,661)	—	(266)	(1,927)
Total	$5,080	$33,771	$44	$747	$39,642

For the three months ended September 30, 2017 and 2016, depreciation expense was $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $1.2 million and $1.0 million, respectively.

For the three months ended September 30, 2017 and 2016, the Company did not incur amortization expense related to intangible lease assets. For the nine months ended September 30, 2017 and 2016, amortization expense related to the Company’s intangible lease assets was $0 and $0.2 million, respectively. Due to the six-month useful life attributable to intangible lease assets, the value of intangible lease assets on any acquisition prior to March 31, 2017 has been fully amortized and the assets and related accumulated amortization have been written off as of September 30, 2017.

6. Preferred Equity Investment

As of September 30, 2017, the Company has one preferred equity investment accounted for under the equity method of accounting. The following table contains summary information of the Company’s preferred equity investment as of September 30, 2017 and December 31, 2016:

Property Name	Date Originated	Number of Units	Carrying Value as of September 30, 2017 (in thousands)	Carrying Value as of December 31, 2016 (in thousands)	Average Effective Monthly Rent Per Unit (1)	% Occupied as of September 30, 2017 (2)	% Occupied as of December 31, 2016 (2)
Overlook at Stone Oak Park	8/19/2016	360	$5,429	$5,250	$1,094	92.8%	87.2%

(1)

Average effective monthly rent per unit is equal to the average of the contractual rent for commenced leases as of September 30, 2017 minus any tenant concessions over the term of the lease, divided by the number of units under commenced leases as of September 30, 2017.

(2)	Percent occupied is calculated as the number of units occupied as of September 30, 2017 and December 31, 2016, respectively, divided by the total number of units, expressed as a percentage.

Summary financial information for the property underlying the Company’s preferred equity investment as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 is as follows (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Balance Sheet:
Real estate, net	$44,588	$46,088
Other assets	1,705	1,055
Total assets	$46,293	$47,143

Mortgage payable, net	$34,351	$34,390
Other liabilities	1,584	363
Total liabilities	35,935	34,753
Members' equity	10,358	12,390
Total liabilities and members' equity	$46,293	$47,143

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)
Operating Statement:
Total revenues	$1,231	$3,476
Operating expenses	713	2,110
Operating income	518	1,366
Interest expense	(329)	(974)
Depreciation and amortization	(396)	(1,499)
Net loss	$(207)	$(1,107)

7. Debt

Mortgage Debt

The following table contains summary information concerning the mortgage debt of the Company as of September 30, 2017 (dollars in thousands):

Property Name		Type	Term (months)	Outstanding Principal (1)	Interest Rate (2)	Max Note Rate (3)	Maturity Date
Estates on Maryland	(4)	Floating	60	$26,919	3.13%	6.00%	9/1/2020
Deferred financing costs, net of accumulated amortization of $105				(137)
				$26,782
(1)	Mortgage debt that is non-recourse to the Company and encumbers the multifamily property.
(2)	Interest rate is based on one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin. One-month LIBOR, as of September 30, 2017, was 1.2322%.
(3)	Represents the maximum rate payable on the note as a result of an interest rate cap (see Note 9).
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

On August 19, 2016, the OP and the Sponsor amended the Credit Facility (the “Amendment”) to, among other things, increase the Commitment from $15.0 million to $20.0 million, and the Company, through the OP, immediately drew $5.25 million on the Credit Facility to originate its preferred equity investment in Overlook at Stone Oak Park. The Amendment reflects that, to the extent any principal payments are made on the outstanding principal balance, including any mandatory prepayment, at any time that the outstanding principal balance exceeds $15.0 million, the Commitment shall be permanently reduced by the amount of such prepayment and the amount prepaid shall not be available to be reborrowed. In connection with the Amendment, the OP pledged to KeyBank its 100% preferred equity interest in Overlook at Stone Oak Park as collateral for the Credit Facility. During the fourth quarter of 2016, using approximately $2.4 million of gross offering proceeds and $6.0 million of cash received from the redemption of the Company’s preferred equity investment in Bell Midtown, the Company reduced the principal balance of the Credit Facility to $11.0 million.

On April 7, 2017, the OP and the Sponsor amended the Credit Facility (the “Second Amendment”) to extend the maturity date to June 30, 2017 and terminate the revolving feature of the Credit Facility. The Company paid an amendment fee of $27,500 in connection with the Second Amendment. Since June 30, 2017, the OP and the Sponsor have amended the Credit Facility three more times, extending the maturity date to December 15, 2017 (see Note 14). In conjunction with these amendments, the affiliate of BH Equity was released and discharged of the guarantee it had previously provided on the Credit Facility.

The Company continues to explore additional sources of capital to repay the Credit Facility in full on or before the maturity date. If the Company is unable to extend the maturity date of the Credit Facility or otherwise raise additional capital prior to December 15, 2017, or the Company does not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of the Company’s Sponsor, to satisfy the Company’s obligations. The Collateral had a fair market value of approximately $22.3 million as of September 30, 2017. If the Collateral were used to satisfy the Company’s obligations on the Credit Facility, the Company may issue shares of its Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. The Company does not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for it whereby the Company would not be able to fund its operations for the next 12 months.

As of September 30, 2017, the Company, through the OP, has $11.0 million outstanding under the Credit Facility at an interest rate of 5.23%. The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to interest expense. Amortization of deferred financing costs, of less than $0.1 million and $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017 and 2016, respectively. Amortization of deferred financing costs, of $0.1 million and $0.1 million, is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017 and 2016, respectively.

Leverage Limit

Under the Company’s charter, the Company’s borrowings may not exceed 300% of its total “net assets” (as defined in the Company’s charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)), as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of its investment (the “Leverage Limit”). However, over time, the Company intends to target a leverage ratio of 50%-60% loan-to-value. The Company may exceed the Leverage Limit if such excess is approved by a majority of its independent directors and disclosed to stockholders in its next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount the Company may borrow against any single improved property. The Company has sought and will continue to seek such independent director approval of borrowings in excess of the Leverage Limit until such point as the Company’s borrowings do not exceed the Leverage Limit. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Overlook at Stone Oak Park, borrowings of the Company exceeded the Leverage Limit. A majority of the Company’s independent directors approved borrowings in excess of the Leverage Limit. The Company’s independent directors determined that exceeding the Leverage Limit was justified because the Company was in the process of raising its equity capital in the Continuous Offering to acquire its portfolio. As a result, the Company expects that its debt levels will be higher until it has raised additional equity capital and repaid a portion of its initial leverage. If necessary, the Company expects to repay the Credit Facility by exchanging the Collateral, with proceeds from a subsequent offering of the Company’s common stock or from sales of its assets.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2017 are as follows (in thousands):

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

As of September 30, 2017, the Company had issued 1,108,110 shares of its Class A common stock, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 673,327 shares, including 48,298 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $6.2 million, including approximately $458,700 of distributions reinvested through the DRIP. During the nine months ended September 30, 2017, the Company recognized offering costs of less than $0.1 million. As of September 30, 2017, the Company had issued a total of 1,133,332 shares of Class A common stock.

The initial offering price for the shares in the Continuous Offering was $10.00 per Class A Share and $9.58 per Class T Share. As of September 30, 2017, no Class T shares had been issued.

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

On January 26, 2017, the Company sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act (the “Private Preferred Offering”) to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act for aggregate gross proceeds of $125,000. The Company paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Preferred Offering. The Company did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at the Company’s election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to the Company’s shares of common stock.

Distribution Reinvestment Plan

The Company adopted the now terminated DRIP pursuant to which the Company’s stockholders may elect to purchase shares of common stock with distributions. The Company may offer shares under the DRIP pursuant to a new registration statement. Any shares issued pursuant to the DRIP are subject to registration and renewal in any state in which such shares are offered and the offering of such shares is not exempt under applicable laws and regulations. On July 26, 2017, in connection with the termination of the Continuous Offering, the DRIP was terminated.

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

Repurchases of shares, when requested, are at the Company’s sole discretion and generally are expected to be made quarterly until the NAV pricing date. Prior to the NAV pricing date, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. Funding for the share repurchase program will be derived from operating funds, if any, as the Board, in its sole discretion, may reserve for this purpose. The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each year. Generally, the Company will pay repurchase proceeds, less any applicable tax or other withholding required by law, by the third business day following each quarterly financial filing. The repurchase price per share will be the Company’s then-current per share NAV.

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

Distributions Declared

The Board previously approved daily distributions for the period from August 1, 2016 through February 28, 2017 that accrued at a rate of $0.00164 per day for each share of the Company’s Class A common stock which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock. On March 16, 2017, the Board authorized the declaration of a special distribution to the Company’s Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. The Board has also approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending December 31, 2017. The distributions declared accrued daily to stockholders of record as of the close of business on each day and were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. The distributions declared were payable to stockholders from legally available funds. There is no guarantee that the Company will continue to pay distributions at this rate or at all.

Distributions declared on the Company’s Class A common stock during the three months ended September 30, 2017 were approximately $172,500, including approximately $48,300 attributable to Class A Shares to be issued in a private placement to the Sponsor and its affiliates at $10.00 per share. Distributions declared on the Company’s Class A common stock during the nine months ended September 30, 2017 were approximately $493,900, including approximately $270,400 attributable to the DRIP and approximately $48,300 attributable to Class A Shares to be issued in a private placement to the Sponsor and its affiliates at $10.00 per share. Distributions declared on the Company’s Class A common stock during the three and nine months ended September 30, 2016 were approximately $69,700, including approximately $57,500 attributable to the DRIP.

Distributions declared on the Company’s Series A cumulative preferred stock during the three and nine months ended September 30, 2017 were approximately $3,900 and $10,600, respectively.

Distributions Paid

During the three and nine months ended September 30, 2017, the Company paid cash distributions on its common stock of approximately $124,300 and $162,900, which related to distributions declared on the Company’s Class A common stock for each day in the period from June 1, 2017 through August 31, 2017 and December 1, 2016 through August 31, 2017, respectively. Additionally, during the three and nine months ended September 30, 2017, 4,842 and 33,589 shares, respectively, of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $46,000 and $319,000, respectively. During the three and nine months ended September 30, 2016, the Company paid cash distributions on its common stock of approximately $10,800, which related to distributions declared on the Company’s Class A common stock for each day in the period from August 1, 2016 through August 31, 2016. Additionally, during the three and nine months ended September 30, 2016, 2,391 shares of Class A common stock were issued pursuant to the DRIP for gross offering proceeds of approximately $22,700.

During the three and nine months ended September 30, 2017, the Company paid cash distributions of $0 and approximately $6,700, respectively, on the Company’s 12.5% Series A cumulative preferred stock for each day in the period from January 26, 2016 through September 30, 2017.

During the three and nine months ended September 30, 2017, the Company paid total distributions of approximately $170,300 and $488,600, respectively. During the three and nine months ended September 30, 2016, the Company paid total distributions of approximately $33,500.

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

The Company utilizes an independent third party to perform the market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contract, which determination was based on the fair value of the contract, was not significant to the overall valuation. As a result, the Company’s derivative held as of September 30, 2017 and December 31, 2016 was classified as Level 2 of the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense related to floating rate debt and to manage its exposure to interest rate movements. To accomplish this objective, the Company has an interest rate cap on its floating rate mortgage debt as part of its interest rate risk management strategy and feels the use of derivative financial instruments is the most efficient and cost-effective method for managing interest rate risk. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The interest rate cap obtained by the Company has a term of three years. During the three and nine months ended September 30, 2017 and 2016, the interest rate cap was used to hedge the variable cash flows associated with the Company’s floating rate mortgage debt. The interest rate cap the Company employs caps the related floating interest rate at 6.0%.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive loss (“OCI”) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016, the Company recorded no ineffectiveness in earnings attributable to derivatives designated as cash flow hedges. As of September 30, 2016, the Company had one derivative designated as a cash flow hedge of interest rate risk.

As of September 30, 2017, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollars in thousands):

Product	Number of Instruments	Notional
Interest rate cap	1	$26,919

Derivatives not designated as hedges are not speculative and would be used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of FASB ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2017 and 2016, the Company did not have any derivatives that were not designated as hedges in qualifying hedging relationships.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the accompanying consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016 (in thousands):

Asset Derivative
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative designated as hedging instrument:
Interest rate cap	Other assets	$—	$—

The table below presents the effect of the Company’s derivative financial instrument on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount of gain (loss) recognized in OCI on derivative (effective portion)		Location of gain (loss) reclassified from accumulated OCI into income	Amount of gain (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative (ineffective portion)
	2017	2016	(effective portion)	2017	2016	(effective portion)	2017	2016
Derivative designated as hedging instrument:
For the three months ended September 30,
Interest rate cap	$—	$(1)	Interest expense	$(2)	$—	Interest expense	$—	$—
For the nine months ended September 30,
Interest rate cap	—	(7)	Interest expense	(3)	—	Interest expense	—	—

Financial Instruments Not Carried at Fair Value

At September 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid assets, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, security deposits, prepaid rent and distributions payable approximated their carrying values because of the short term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

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

10. Related Party Transactions

The Company has entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate-related investments and the management of the Company’s assets and for other services (including, but not limited to, the disposition of assets). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering expenses incurred by the Advisor and its affiliates on behalf of the Company. The Company may be obligated to reimburse the Advisor or its affiliates for acquisition and due diligence expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. If the Company completes the Underwritten Offering or the Private Offering, the amended and restated advisory agreement that was approved by the Company’s stockholders at the Annual Meeting will become effective.

The Company entered into the Dealer Manager Agreement with the Dealer Manager with respect to the Continuous Offering. Pursuant to the Dealer Manager Agreement, the Company was obligated to pay the Dealer Manager specified fees upon the provision of certain services related to the Continuous Offering. The Continuous Offering terminated on July 26, 2017. The Dealer Manager will not participate as a dealer manager in the Underwritten Offering or the Private Offering.

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

Asset Management Fee to the Advisor

The Company pays the Advisor an asset management fee to manage the day-to-day affairs of the Company. The asset management fee is calculated on a monthly basis in an amount equal to 1/12th of 0.75% of the average of the aggregate book value of the Company’s gross assets (before reserves for depreciation or other non-cash reserves), which is not reduced by amounts borrowed to acquire such assets, and additional amounts used for improvements, computed by taking the average of the book value of the Company’s gross assets at the end of each month (or partial month), and is payable monthly in arrears. For the three months ended September 30, 2017 and 2016, the Company incurred asset management fees to the Advisor of approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred asset management fees to the Advisor of approximately $0.3 million and $0.2 million, respectively.

Acquisition Fee

The Company may pay the Advisor an acquisition fee equal to 1.0% of the purchase price of each asset acquired, excluding any acquisition expenses. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any acquisition fees to the Advisor. In connection with the acquisition of Estates, the Company incurred acquisition fees payable to the Advisor of approximately $0.4 million, which are deemed to have been incurred on the Original Acquisition Date (see Note 2).

Organization and Offering Expenses

The Company will reimburse the Advisor and its affiliates for organization and offering expenses incurred on the Company’s behalf in connection with the Continuous Offering, but only to the extent the reimbursement does not exceed 1.0% of the gross offering proceeds received in the Continuous Offering. The Advisor is responsible for the payment of organization and offering expenses the Company incurs in excess of 1.0% of the gross offering proceeds. Organization and offering expenses (other than selling commissions, the dealer manager fee and the distribution fee) include, but are not limited to: (1) legal, accounting, printing, mailing and filing fees; (2) charges of the Company’s escrow agent and transfer agent; and (3) due diligence expense reimbursements to participating broker-dealers. For the period from November 12, 2013 (inception) to September 30, 2017, the Advisor and its affiliates incurred organization and offering expenses of approximately $2.7 million. For the three and nine months ended September 30, 2017, the Company recognized less than $0.1 million in organization expenses and $0 in offering costs, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates under the terms of the Continuous Offering. Subsequent to receiving $2.0 million in gross proceeds in the Continuous Offering and breaking escrow on March 24, 2016, the Company recognized less than $0.1 million in organization expenses for the three and nine months ended September 30, 2016, and $0 and less than $0.1 million in offering costs for the three and nine months ended September 30, 2016, respectively, the maximum amount allowed under the 1.0% of gross offering proceeds limitation on reimbursement to the Advisor and its affiliates. The remaining organization and offering expenses of approximately $2.6 million have not been accrued on the Company’s consolidated balance sheet as of September 30, 2017 and are not reimbursable under the current Advisory Agreement since the Continuous Offering was terminated on July 26, 2017.

The amount of reimbursable organization and offering expenses that have been paid or recognized from November 12, 2013 (inception) through September 30, 2017 is as follows (dollars in thousands):

Amount
Gross offering proceeds:	$6,215
Organization and offering expenses reimbursement limitation	1.0%
Total organization and offering expenses available to be paid/reimbursed	$62

Organization and offering expenses recorded:
Offering costs paid	$7
Organization expenses reimbursement accrual	55
Total organization and offering expenses recorded by the Company	$62

As of September 30, 2017, the Company had recognized selling commissions, dealer manager fees, and organization and offering costs in the Continuous Offering in the amounts set forth below. The Dealer Manager reallowed all of the selling commissions and dealer manager fees to participating broker-dealers (dollars in thousands):

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	62
Total expenses	$67
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,756
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.16%

From the commencement of the Continuous Offering through September 30, 2017, the net offering proceeds to the Company, after deducting the total expenses incurred as described above, were approximately $6.1 million (exclusive of 434,783 shares of Class A common stock issued to the Sponsor in exchange for its 95% interest in Estates), including net offering proceeds from the DRIP of approximately $458,700. From the commencement of the Continuous Offering through September 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.16%.

The amount of deferred organization and offering expenses that has not been reflected in the Company’s consolidated financial statements as of September 30, 2017 is as follows (in thousands):

September 30, 2017
Offering costs deferred	$2,518
Organization expenses deferred	103
Total organization and offering expenses deferred	$2,621

Investment-related Expenses

In addition, the Company will reimburse the Advisor or its affiliates for expenses actually incurred related to selecting, evaluating, acquiring and originating assets on its behalf, regardless of whether the Company actually acquires or originates the related assets. In addition, the Company will pay third parties, or reimburse the Advisor or its affiliates, for any investment-related expenses due to third parties, including legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party brokerage or finders’ fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs regardless of whether the Company acquires or originates the related assets. The Company expects these expenses will be approximately 0.75% of the purchase price of each asset or real estate-related investment. For the three and nine months ended September 30, 2017 and 2016, the Advisor and its affiliates did not bill any investment-related expenses to the Company and any such expenses the Advisor or its affiliates incurred during the periods are considered to be permanently waived.

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

For the three and nine months ended September 30, 2017, the Company’s Total Operating Expenses were approximately $1,782,000 and $2,479,000, respectively. For the four fiscal quarters ended September 30, 2017, the Company’s Total Operating Expenses exceeded the 2%/25% Guidelines by approximately $1,887,000 (the “2017 Excess Amount”). On November 9, 2017, the Company’s independent directors determined that the 2017 Excess Amount was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the fact that the Company commenced material operations on March 24, 2016. As such, the Company will not seek reimbursement from the Advisor for the 2017 Excess Amount.

For the three and nine months ended September 30, 2016, the Company’s Total Operating Expenses were approximately $359,000 and $972,000, respectively, which exceeded the 2%/25% Guidelines. For the three and nine months ended September 30, 2016, the Advisor and its affiliates incurred approximately $125,000 and $507,000, respectively, of the Company’s Total Operating Expenses, all of which is included on the accompanying unaudited consolidated statements of operations and comprehensive loss. The Advisor made a contribution to the Company for $501,000 of these operating expenses, which was recorded as a reduction to due to affiliates and an increase to additional paid-in capital on the consolidated balance sheet. On May 11, 2016, the Company’s independent directors determined the approximately $6,000 of operating expenses the Advisor and its affiliates incurred for which it did not make a contribution to the Company for was justified; as such, these costs are reimbursable to the Advisor.

Disposition Fee

The Company will pay the Advisor or its affiliates a disposition fee on the sale of real property, real estate-related assets or the Company’s real estate portfolio, if the Advisor or its affiliates provides a substantial amount of services in connection with a sale, as determined by a majority of the Company’s independent directors. The disposition fee will be equal to 0.5% of the sales price of each real property, real estate-related asset sold, or for the sale of the Company’s real estate portfolio, excluding selling costs. In the event of the sale of the Company, the Company would pay the Advisor or its affiliates a fee of the lesser of 0.5% of the sales price or 50% of the amount of the investment banking fees related to such sale that otherwise would be incurred. For the three and nine months ended September 30, 2017 and 2016, the Company did not incur any disposition fees payable to the Advisor or its affiliates.

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

Other Compensation Paid to the Advisor

Preferred Equity Placement Fee

The Advisor may receive a preferred equity placement fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the preferred equity investment originated with the equity sponsor. During the three and nine months ended September 30, 2017, the Advisor did not receive any preferred equity placement fees. During the three and nine months ended September 30, 2016, the Advisor received approximately $0.1 million of preferred equity placement fees, which related to the preferred equity origination in Overlook at Stone Oak Park.

Preferred Equity Exit Fee

The Advisor may receive a preferred equity exit fee, paid by the entity the preferred equity is placed with, equal to 1.0% of the amount of preferred equity investment that is redeemed. During the three and nine months ended September 30, 2017 and 2016, the Advisor did not receive any preferred equity exit fees.

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

Agreement Regarding Certain Volume Discount Sales

On September 14, 2016, the Company entered into an agreement with the Advisor and the Dealer Manager whereby the Advisor agreed to pay a portion of the selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares subject to certain volume discounts. For purchases by an investor of $1,000,001 up to $2,000,000, the Advisor agreed to pay a 0.5% selling commission to the Dealer Manager. For purchases by an investor of $2,000,001 up to $5,000,000, the Advisor agreed to pay a 1.0% selling commission to the Dealer Manager. For purchases by an investor of $5,000,001 up to $10,000,000, the Advisor agreed to pay the full amount of the selling commissions payable to the Dealer Manager, or 2.0% of the purchase price. For purchases by an investor of $10,000,001 or more, the Advisor agreed to pay the full amount of the selling commissions payable to the Dealer Manager, after taking into account the volume discount, or 1.0% of the purchase price, and the Advisor agreed to pay an additional 1.0% of the total purchase price to the investor, which was to be used to purchase additional Class A Shares at a purchase price of $9.10 per share, which reflects that no selling commissions or dealer manager fees were charged on such additional Class A Shares. For the three and nine months ended September 30, 2017, the Advisor incurred approximately $12,000 and $21,000, respectively, of selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares. For the three and nine months ended September 30, 2016, the Advisor incurred approximately $1,700 of selling commissions payable to the Dealer Manager in connection with the sale of Class A Shares.

Fees and Reimbursements to BH and its Affiliates

The Company, through one of its subsidiaries, has entered into a management agreement with BH Management Services, LLC (“BH”), the Company’s property manager and an independently owned third party, who manages Estates and supervises the implementation of the Company’s value-add program. BH is an affiliate of the noncontrolling interest members of the Company’s joint venture in Estates by virtue of ownership in Estates through BH’s affiliates. BH and its affiliates do not have common ownership in any joint venture with the Advisor; there is also no common ownership between BH and its affiliates and the Advisor. The property management fee paid to BH is approximately 3% of the monthly gross income from the property. Additionally, the Company may pay BH certain other fees, including: (1) a fee of $25.00 per unit for the one-time setup and inspection of properties, (2) a construction supervision fee of 5-6% of total project costs, which is capitalized, (3) acquisition fees and due diligence costs reimbursements, and (4) other owner approved fees at $55 per hour. BH also acts as a paymaster for Estates and is reimbursed at cost for various operating expenses it pays on behalf of the property. The following is a summary of fees that Estates incurred to BH and its affiliates, as well as reimbursements paid to BH from the property for various operating expenses, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fees incurred
Property management fees (1)	$31	$29	$92	$87
Construction supervision fees (2)	—	37	2	51

Reimbursements
Payroll and benefits (3)	111	98	305	297
Other reimbursements (4)	15	8	43	30
(1)	Included in property management fees on the consolidated statements of operations and comprehensive loss.
(2)	Capitalized on the consolidated balance sheets and reflected in buildings and improvements.
(3)	Included in property operating expenses on the consolidated statements of operations and comprehensive loss.
(4)

Includes property operating expenses such as repairs and maintenance costs and property general and administrative expenses, which are included on the consolidated statements of operations and comprehensive loss.

Asset Management Fee to the Company

In accordance with the operating agreement of the entity that owns Estates, the Company earns an asset management fee for services provided in connection with monitoring the operations of the property. The asset management fee is equal to 0.5% per annum of the aggregate effective gross income of the property, as defined in the operating agreement. For the three months ended September 30, 2017 and 2016, Estates incurred asset management fees to the Company of less than $0.1 million and less than $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, Estates incurred asset management fees to the Company of less than $0.1 million and less than $0.1 million, respectively. Since the fees are paid to the Company (and not the Advisor) by a consolidated joint venture, they have been eliminated in consolidation. However, because the Company’s joint venture partners own a portion of the entity that owns Estates, they absorb their pro rata share of the asset management fee. This amount is reflected on the consolidated statements of operations and comprehensive loss in the net income (loss) attributable to noncontrolling interests.

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

The Company’s restricted share plan is administered by the Board. Upon the initial release from escrow of the Minimum Offering Requirement on March 24, 2016, each of the Company’s two independent directors received a grant of 3,000 restricted shares of the Company’s Class A common stock at a fair value of $10.00 per share. On May 16, 2016, upon unanimous approval by the stockholders to re-elect the Company’s directors to the Board for a one-year term expiring in 2017, the Company granted an additional 3,000 restricted shares of its Class A common stock at a fair value of $10.00 per share to each of its two independent directors. On September 11, 2017, upon unanimous approval by the stockholders to re-elect the Company’s directors to the Board for a one-year term expiring in 2018, the Company granted an additional 3,000 restricted shares of its Class A common stock at a fair value of $10.00 per share to each of its two independent directors. Restricted shares of Class A common stock issued to independent directors vest in equal amounts annually over a four-year period commencing on the first anniversary of the date of grant. An additional 3,000 restricted shares of the Company’s Class A common stock will be granted to each of the Company’s independent directors upon each re-election to the Board.

Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017 and 2016 is approximately $8,000 and $7,000, respectively, of compensation expense recognized, which related to the vesting periods of restricted shares of Class A common stock granted to each of the Company’s two independent directors. Included in corporate general and administrative expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017 and 2016 is approximately $23,000 and $13,000, respectively, of compensation expense recognized, which related to the vesting period of restricted shares of Class A common stock granted to each of the Company’s two independent directors. The weighted average remaining term of the restricted Class A common stock is 1.91 years as of September 30, 2017.

A summary of the Company’s restricted Class A common stock activities during the nine months ended September 30, 2017 is as follows:

	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	12,000	$10.00
Granted	6,000	10.00
Vested	(3,000)	10.00
Forfeited	—	—
Outstanding September 30,	15,000	$10.00

As of September 30, 2017, the Company had issued 3,000 shares of its Class A common stock under the restricted share plan.

The Underwritten Offering Registration Statement contemplates that the restricted share plan will be terminated. Awards granted under the restricted share plan would remain outstanding upon a termination of the plan. In conjunction with the contemplated termination of the restricted share plan, the Company intends to adopt a long-term incentive plan, which has been approved by stockholders, which will authorize the compensation committee of the Board to provide equity-based compensation in the form of stock options, appreciation rights, restricted shares, restricted stock units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common stock or factors that may influence the value of the Company’s common stock, plus cash incentive awards, for the purpose of providing the Company’s directors, officers and other key employees (and those of the Advisor and the Company’s subsidiaries), the Company’s non-employee directors, and potentially certain non-employees who perform employee-type functions, incentives and rewards for performance. If the Company completes a different offering of its common stock instead of the Underwritten Offering, such as the Private Offering, it expects to adopt the aforementioned long-term incentive plan and terminate the existing restricted share plan.

12. Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company would be required to find an alternative advisor.

13. Commitments and Contingencies

Commitments

The Company may enter into various rehabilitation construction-related purchase commitments with parties that provide these goods and services. In the event the Company were to terminate rehabilitation construction services prior to the completion of projects, the Company could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. As of September 30, 2017, the Company had not entered into any commitments with any parties.

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

14. Subsequent Events

As of November 9, 2017, the Company had issued a total of 1,143,186 shares of Class A common stock and 0 shares of Class T common stock.

Distributions Paid

On October 24, 2017, the Company paid distributions of approximately $55,600, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017 and consisted of cash distributions paid in the amount of approximately $7,300 and approximately $48,300 in Class A Shares issued in a private placement to the Sponsor and its affiliates at $10.00 per share.

On November 2, 2017, the Company paid distributions of approximately $57,700, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017 and consisted of cash distributions paid in the amount of approximately $7,500 and approximately $50,200 in Class A Shares issued in a private placement to the Sponsor and its affiliates at $10.00 per share.

Authorized Distributions

On November 9, 2017, the Board approved and authorized the declaration of a daily distribution to the Company’s Class A stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending March 31, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.00164 per share of Class A common stock per day. Distributions for all record dates of a given month will be paid approximately three days following month end. The distributions will be payable to stockholders from legally available funds therefor.

Extension of Credit Facility

On November 7, 2017, the OP and the Sponsor amended the Credit Facility to extend the maturity date to December 15, 2017.

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

Overview

We are a Maryland corporation incorporated on November 12, 2013 that intends to elect to be taxed as a real estate investment trust (“REIT”) beginning with our 2017 tax year. We have changed our investment strategy to primarily focus on originating and structuring mezzanine debt, preferred equity investments, alternative structured financing investments, bridge financing and first mortgage loans in properties benefiting from significant tenant diversification and short-term lease structures, including primarily multifamily and to a lesser extent, storage and select-service and extended-stay hospitality properties. We intend to target our structured financings in stabilized and well located properties, primarily located in large cities and suburban markets of large cities in the United States, which have been well-maintained, have few deferred maintenance issues and are owned by experienced and high quality operators. We expect the size of our investments will vary significantly, but generally expect them to range in value from $5 million to $20 million, with the average investment size being approximately $7 million. The primary investment objectives will be to provide long-term, superior risk-adjusted total returns on our investments through all market cycles, provide attractive current income to stockholders through quarterly cash distributions and preserve and return capital contributions. We believe that these investment opportunities best meet our primary investment objectives as they contractually provide a high percentage of total return from current pay, are structured to mitigate impairments in the investments, and potentially provide equity-like, long-term total return opportunities, with lower risk than a typical direct equity investment in real estate. We may also invest in common and preferred stock of both publicly traded and private real estate companies.

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

Pursuant to the terms of our Continuous Offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2.0 million. On March 24, 2016, we raised the minimum offering amount and the Continuous Offering proceeds held in escrow were released to us. As of September 30, 2017, we had issued 1,108,110 shares of Class A common stock, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates on Maryland (“Estates”) and the issuance of 673,327 shares, including 48,298 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $6.2 million plus the 95% ownership interest in Estates, including approximately $458,700 of distributions reinvested through the DRIP. In connection with our incorporation and prior to the effectiveness of the Continuous Offering, we sold approximately 22,222 shares of our common stock to the Advisor for an aggregate purchase price of $200,000, at $9.00 per share, reflecting the fact that selling commissions and dealer manager fees in effect at the time of the purchase were not paid in connection with the sale. These shares were subsequently renamed as shares of Class A common stock. The Advisor or any affiliate may not sell these shares while Highland Capital Management, L.P. (the “Sponsor”) remains our sponsor but it may transfer the shares to other affiliates.

On January 26, 2017, we sold 125 shares of 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Shares”), for $1,000 per Series A Preferred Share, pursuant to a private placement that was exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act, to 125 “accredited investors,” as such term is defined in Rule 501(a) of Regulation D under the Securities Act for aggregate gross proceeds of $125,000 (the “Private Preferred Offering”). We paid approximately $6,250 in commissions in connection with the sale of the Series A Preferred Shares in the Private Preferred Offering. We did not use general solicitation or advertising to market the Series A Preferred Shares. The outstanding Series A Preferred Shares are subject to redemption, at our election. In addition, the Series A Preferred Shares have a distribution and liquidation preference senior to our shares of common stock.

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

On July 21, 2017, we filed a registration statement on Form S-11 (the "Underwritten Offering Registration Statement") to register shares of our common stock to be sold in an underwritten public offering (the "Underwritten Offering") and subsequently amended the Underwritten Offering Registration Statement. There can be no assurance that we will be able to complete the Underwritten Offering. We have elected to not pursue the Underwritten Offering at this time (but may do so in the future) but rather are seeking equity capital through a private offering (the “Private Offering”), which we were actively pursuing as of September 30, 2017.

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

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit, legal, filing and tax fees, directors’ and officers’ liability insurance and board of director fees. Corporate general and administrative expenses also include offering costs incurred in connection with the Underwritten Offering which have been expensed (see Note 2 to our consolidated financial statements). We will also reimburse the Advisor for its costs of providing administrative services and operating expenses incurred on our behalf, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses at the end of the four preceding fiscal quarters exceed the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”) (see Note 10 to our consolidated financial statements). We may reimburse the Advisor for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

Other Income and Expense

Interest expense. Interest expense costs primarily include the cost of interest expense on debt and the amortization of deferred financing costs.

Equity in income of preferred equity investments. Equity in income of preferred equity investments includes income earned on a stated investment return from preferred equity investments we originate. Equity in income on our preferred equity investments is recorded under the equity method of accounting.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

On August 12, 2015, the SEC declared effective our Registration Statement, as described above. We had no operating activities before August 12, 2015. In accordance with U.S. generally accepted accounting principles (“GAAP”), our acquisition of Estates on April 7, 2016 was determined to be a combination of entities under common control. As such, the acquisition of Estates was deemed to be made on the date it was purchased by our Sponsor, which was August 5, 2015 (the “Original Acquisition Date”). In the accompanying unaudited consolidated financial statements, operations are shown from the Original Acquisition Date, although we did not commence material operations until March 24, 2016, the date we broke escrow in the Continuous Offering, enabling us to commence material operations. On August 19, 2016, we originated a preferred equity investment in Overlook at Stone Oak Park, a multifamily property.

As of September 30, 2017, we owned a majority interest in one multifamily property, Estates on Maryland, that encompasses 330 units of apartment space that was approximately 95.2% leased with an average monthly effective rent per occupied unit of $971; we also had one preferred equity investment in a multifamily property, Overlook at Stone Oak Park, that was approximately 92.8% leased with an average monthly effective rent per occupied unit of $1,094. Our preferred equity investment has a minimum monthly preferred return of 8.0% annualized and an additional preferred return of 3.0% annualized, which accrues monthly on a compounding basis if not paid. Our preferred equity investment is accounted for under the equity method of accounting.

The following table sets forth a summary of our operating results for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$1,034	$984	$3,058	$2,890
Total expenses	2,649	1,134	4,979	3,427
Operating loss	(1,615)	(150)	(1,921)	(537)
Interest expense	(404)	(413)	(1,130)	(1,063)
Equity in income of preferred equity investments	146	231	434	397
Net loss	(1,873)	(332)	(2,617)	(1,203)
Net income (loss) attributable to noncontrolling interests	(4)	2	(4)	(4)
Net income attributable to Series A preferred stockholders	4	—	11	—
Net loss attributable to common stockholders	$(1,873)	$(334)	$(2,624)	$(1,199)

The change in our net loss for the three and nine months ended September 30, 2017 as compared to the net loss for the three and nine months ended September 30, 2016 primarily relates to an increase in corporate general and administrative expenses during the periods in 2017. The increase in corporate general and administrative expenses during the periods in 2017 primarily relates to approximately $1.6 million of offering costs incurred in connection with the Underwritten Offering that we expensed during the three months ended September 30, 2017.

Our results of operations for the three and nine months ended September 30, 2017 and 2016 are not indicative of those expected in future periods. We expect to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments.

Revenues

Rental income. Rental income remained flat at $0.9 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016. Rental income was $2.7 million for the nine months ended September 30, 2017 compared to $2.6 million for the nine months ended September 30, 2016, which was an increase of approximately $0.1 million.

Other income. Other income was $0.2 million for the three months ended September 30, 2017 compared to $0.1 million for the three months ended September 30, 2016, which was an increase of approximately $0.1 million. Other income was $0.4 million for the nine months ended September 30, 2017 compared to $0.3 million for the nine months ended September 30, 2016, which was an increase of approximately $0.1 million.

Expenses

Property operating expenses. Property operating expenses were $0.3 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016, which was an increase of approximately $0.1 million. Property operating expenses remained flat at $0.7 million for the nine months ended September 30, 2017 compared to $0.7 million for the nine months ended September 30, 2016.

Real estate taxes and insurance. Real estate taxes and insurance costs remained flat at $0.1 million for the three months ended September 30, 2017 compared to $0.1 million for the three months ended September 30, 2016. Real estate taxes and insurance costs remained flat at $0.3 million for the nine months ended September 30, 2017 compared to $0.3 million for the nine months ended September 30, 2016. The costs for property taxes incurred in the first year of ownership may be significantly less than subsequent years since the purchase price of the property may trigger a significant increase in assessed value by the taxing authority in subsequent years, increasing the costs of real estate taxes.

Property management fees. Property management fees remained flat at less than $0.1 million for the three months ended September 30, 2017 compared to less than $0.1 million for the three months ended September 30, 2016. Property management fees remained flat at $0.1 million for the nine months ended September 30, 2017 compared to $0.1 million for the nine months ended September 30, 2016.

Asset management fees. Asset management fees remained flat at $0.1 million for the three months ended September 30, 2017 compared to $0.1 million for the three months ended September 30, 2016. Asset management fees were $0.3 million for the nine months ended September 30, 2017 compared to $0.2 million for the nine months ended September 30, 2016, which was an increase of approximately $0.1 million. We did not incur any asset management fees during the three months ended March 31, 2016 as we did not have any real estate assets during the period.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.7 million for the three months ended September 30, 2017 compared to $0.3 million for the three months ended September 30, 2016, which was an increase of approximately $1.4 million. Corporate general and administrative expenses were $2.2 million for the nine months ended September 30, 2017 compared to $0.8 million for the nine months ended September 30, 2016, which was an increase of approximately $1.4 million. The increase in corporate general and administrative expenses during the periods in 2017 primarily relates to approximately $1.6 million of offering costs incurred in connection with the Underwritten Offering that we expensed during the three months ended September 30, 2017.

Organization expenses. Organization expenses remained flat at less than $0.1 million for the three months ended September 30, 2017 compared to less than $0.1 million for the three months ended September 30, 2016. Organization expenses remained flat at less than $0.1 million for the nine months ended September 30, 2017 compared to less than $0.1 million for the nine months ended September 30, 2016.

Property general and administrative expenses. Property general and administrative expenses remained flat at less than $0.1 million for the three months ended September 30, 2017 compared to less than $0.1 million for the three months ended September 30, 2016. Property general and administrative expenses remained flat at $0.1 million for the nine months ended September 30, 2017 compared to $0.1 million for the nine months ended September 30, 2016.

Depreciation and amortization. Depreciation and amortization costs remained flat at $0.4 million for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. Depreciation and amortization costs remained flat at $1.2 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016.

Other Income and Expense

Interest expense. Interest expense costs remained flat at $0.4 million for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. Interest expense costs remained flat at $1.1 million for the nine months ended September 30, 2017 compared to $1.1 million for the nine months ended September 30, 2016. The following is a table that details the various costs included in interest expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on debt	$360	$357	$1,004	$943
Amortization of deferred financing costs	42	56	123	120
Interest rate cap expense	2	—	3	—
Total	$404	$413	$1,130	$1,063

Equity in income of preferred equity investments. Equity in income of preferred equity investments was $0.1 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016, which was a decrease of less than $0.1 million. Equity in income of preferred equity investments remained flat at $0.4 million for the nine months ended September 30, 2017 compared to $0.4 million for the nine months ended September 30, 2016.

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

We calculate NOI by adjusting net income (loss) by adding back acquisition costs, asset management fees, corporate general and administrative expenses, fees paid to affiliates, organization expenses, certain property general and administrative expenses that are not reflective of the ongoing operations of the properties or are incurred on our behalf at the property for expenses such as legal, professional and franchise tax fees, depreciation and amortization, interest expense and origination and disposition fee income and by removing equity in income of preferred equity investments.

The following table, which has not been adjusted for the effects of any noncontrolling interests, reconciles our NOI for the three and nine months ended September 30, 2017 and 2016 to net loss, the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,873)	$(332)	$(2,617)	$(1,203)
Adjustments to reconcile net loss to NOI:
Asset management fees	89	93	262	175
Corporate general and administrative expenses	1,693	266	2,217	797
Organization expenses	—	1	14	16
Property general and administrative expenses (1)	1	—	10	4
Depreciation and amortization	394	360	1,175	1,228
Interest expense	404	413	1,130	1,063
Equity in income of preferred equity investments	(146)	(231)	(434)	(397)
NOI	$562	$570	$1,757	$1,683
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

The following table reconciles our calculation of FFO attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(1,873)	$(334)	$(2,624)	$(1,199)
Depreciation and amortization	394	360	1,175	1,228
Adjustment for noncontrolling interests	(20)	(18)	(59)	(61)
FFO attributable to common stockholders	(1,499)	8	(1,508)	(32)

FFO per common share - basic	$(1.32)	$0.01	$(1.38)	$(0.05)
FFO per common share - diluted	$(1.32)	$0.01	$(1.38)	$(0.05)

Weighted average Class A common shares outstanding - basic	1,133	683	1,092	611
Weighted average Class A common shares outstanding - diluted	1,144	695	1,106	619

Our FFO for the three and nine months ended September 30, 2017 and 2016 is not indicative of FFO expected in future periods.

Core Earnings

Core Earnings is a non-GAAP financial measure of performance primarily used to measure the performance of preferred equity, structured finance, mezzanine, bridge financing, and mortgage investments. We believe that Core Earnings provides meaningful information that is used by investors, analysts and our management to evaluate and compare the performance of our investments to other comparable investments, to determine trends in earnings and to compute the fair value of our investments as Core Earnings is not affected by certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current portfolio and operations. Additionally, Core Earnings will be used in the calculation of asset management fees payable to our Advisor upon adoption of the amended advisory agreement (see Note 1 to our consolidated financial statements). Core Earnings does not represent GAAP net income (loss) or cash flows from operating activities and should not be considered as an alternative to GAAP net income (loss), an indication of our GAAP cash flows from operating activities, a measure of our liquidity or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures and, accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies. We calculate Core Earnings by adjusting net income (loss) attributable to common stockholders by adding back stock-based compensation expense, depreciation and amortization expense calculated on real estate owned and adjustments for noncontrolling interests.

The following table reconciles our calculation of Core Earnings (Loss) attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(1,873)	$(334)	$(2,624)	$(1,199)
Adjustments:
Amortization of stock-based compensation	8	7	23	13
Depreciation and amortization	394	360	1,175	1,228
Adjustment for noncontrolling interests	(20)	(18)	(59)	(61)
Core earnings (loss) attributable to common stockholders	$(1,491)	$15	$(1,485)	$(19)

Weighted average Class A common shares outstanding - basic	1,133	683	1,092	611
Weighted average Class A common shares outstanding - diluted	1,144	695	1,106	619

Core earnings (loss) per common share - basic	$(1.32)	$0.02	$(1.36)	$(0.03)
Core earnings (loss) per common share - diluted	$(1.32)	$0.02	$(1.36)	$(0.03)

Our Core Earnings (Loss) for the three and nine months ended September 30, 2017 and 2016 is not indicative of Core Earnings (Loss) expected in future periods.

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

The following table reconciles our calculations of CAD and ACAD attributable to common stockholders to net loss attributable to common stockholders, the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(1,873)	$(334)	$(2,624)	$(1,199)
Depreciation and amortization	394	360	1,175	1,228
Amortization of deferred financing costs	42	56	123	120
Noncash equity in income of preferred equity investments	(41)	—	(120)	—
Amortization of stock-based compensation	8	7	23	13
Changes in fair value on derivative instruments included in interest expense	2	—	3	—
Adjustment for noncontrolling interests	(21)	(19)	(61)	(63)
CAD attributable to common stockholders	(1,489)	70	(1,481)	99

Noncash equity in income of preferred equity investments	41	—	120	—
ACAD attributable to common stockholders	(1,448)	70	(1,361)	99

Weighted average Class A common shares outstanding - basic	1,133	683	1,092	611
Weighted average Class A common shares outstanding - diluted	1,144	695	1,106	619

CAD per common share - basic	$(1.31)	$0.10	$(1.36)	$0.16
CAD per common share - diluted	$(1.31)	$0.10	$(1.36)	$0.16

ACAD per common share - basic	$(1.28)	$0.10	$(1.25)	$0.16
ACAD per common share - diluted	$(1.28)	$0.10	$(1.25)	$0.16

Our CAD and ACAD for the three and nine months ended September 30, 2017 and 2016 are not indicative of CAD and ACAD expected in future periods.

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

The following table calculates our adjusted book value per share of Class A common stock as of September 30, 2017 and December 31, 2016 (in thousands, except per share amounts):

	September 30, 2017	December 31, 2016
	(Unaudited)
Stockholders' equity	$4,453	$5,997
Accumulated depreciation	3,102	1,927
Adjustment for Series A preferred stockholders	(125)	—
Adjustment for noncontrolling interests	(155)	(96)
Adjusted book value	$7,275	$7,828
Shares:
Class A common stock	1,133	976
Restricted Class A common stock	15	12
Total Class A common stock, diluted	1,148	988

Adjusted book value per share, diluted	$6.34	$7.92

Liquidity and Capital Resources

Our principal demands for funds are for originating and structuring mezzanine debt, preferred equity investments, alternative structured financing investments, bridge financing and first mortgage loans in properties, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of principal and interest on any outstanding indebtedness. Generally, cash needs for items other than originations and structured financing investments are met from operations, and cash needs for originations and structured financing investments will be funded by one or more offerings of our common stock and/or additional borrowings. If cash flows from operations are insufficient to cover our operating expenses, our Advisor will cover these costs on our behalf. To the extent the costs covered on our behalf exceed the 2%/25% Guidelines, and our Advisor does not seek approval from our independent directors to be reimbursed, these support payments will be treated as a non-equity contribution by our Advisor, meaning our Advisor receives no shares in exchange for the contribution.

On July 21, 2017, we filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of our unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017.

Cash needs for principal payments due in the next twelve months related to the Credit Facility will generally be funded from excess cash from operations. However, to the extent we are unable to generate sufficient excess cash from operations, raise sufficient proceeds through one or more offerings of our common stock and/or additional borrowings to make principal payments as they come due, or to extend the maturity date of the Credit Facility, it may be necessary to sell assets at less than their fair value or before we feel the full value has been recognized. However, pursuant to the terms of the pledge agreement entered into between KeyBank and an affiliate of our Sponsor on the Credit Facility, the affiliate of our Sponsor pledged registered equity securities (the “Collateral”) that had a fair market value of approximately $22.3 million as of September 30, 2017, as compared to a balance on the Credit Facility of $11.0 million as of the same date. Therefore, we believe it is unlikely we will be required to liquidate assets to repay the Credit Facility as the most likely course of action by KeyBank would be to seize the Collateral to the extent necessary to repay the Credit Facility. If this occurred, we may issue shares of Class A common stock to the affiliate of our Sponsor. If we were required to sell assets, this may cause a disruption in our operations and inhibit our ability to meet our objectives. We do not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

Over time, as we become established, we do not expect our target leverage ratio to exceed 60% to 65% of the cost of our properties and 25% to 30% of our originations and structured financing investments. Over the long term, and on an aggregate basis, we do not expect our target leverage ratio to exceed 50% to 60% of the estimated value of our assets.

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

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(44)	$572
Net cash used in investing activities	(165)	(12,132)
Net cash provided by financing activities	997	11,336
Net increase (decrease) in cash and restricted cash	788	(224)
Cash and restricted cash, beginning of period	683	969
Cash and restricted cash, end of period	$1,471	$745

Our overall cash flows from operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016 are not indicative of those expected in future periods. We expect to continue to raise additional capital, increase our borrowings and make future investments, which would have a significant impact on our future results of operations and overall cash flows.

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities was less than $0.1 million compared to net cash provided by operating activities of $0.6 million for the nine months ended September 30, 2016. The change in cash flows from operating activities was mainly due to an increase in corporate general and administrative expenses and changes in working capital.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was approximately $0.2 million compared to net cash used in investing activities of $12.1 million for the nine months ended September 30, 2016. The change in cash flows from investing activities was mainly due to the origination of two preferred equity investments of approximately $11.3 million during the period in 2016, compared to no originations of preferred equity investments during the period in 2017.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $1.0 million compared to net cash provided by financing activities of $11.3 million for the nine months ended September 30, 2016. The change in cash flows from financing activities was mainly due to an increase in net debt proceeds of approximately $9.4 million during the period in 2016, compared to no debt activity during the period in 2017. The change in cash flows from financing activities was also due to $1.1 million of proceeds received in the Continuous Offering during the period in 2017 compared to $2.1 million during the period in 2016.

Mortgage Debt

As of September 30, 2017, our subsidiary had mortgage indebtedness to a third party of approximately $26.9 million at an interest rate of 3.13%. For additional information regarding our mortgage indebtedness, see Note 7 to our consolidated financial statements.

We entered into and expect to continue to enter into interest rate cap agreements with various third parties to cap the variable interest rates on a majority of floating rate mortgage indebtedness we may incur. These agreements generally have a term of three to four years and cover the outstanding principal amount of the underlying indebtedness. Under these agreements, we pay a fixed fee in exchange for the counterparty to pay any interest above a maximum rate. At September 30, 2017, we had one interest rate cap agreement that covered our $26.9 million of outstanding floating rate mortgage indebtedness. This interest rate cap agreement caps the related variable interest rate of our mortgage indebtedness at 6.0%.

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

Credit Facility

As of September 30, 2017, we, through our OP, had $11.0 million outstanding under the Credit Facility at an interest rate of 5.23%. On April 7, 2017, our OP and the Sponsor amended the Credit Facility (the “Second Amendment”) to extend the maturity date to June 30, 2017 and terminate the revolving feature of the Credit Facility. We paid an amendment fee of $27,500 in connection with the Second Amendment. Since June 30, 2017, our OP and the Sponsor have amended the Credit Facility three more times, extending the maturity date to December 15, 2017 (see Note 14 to our consolidated financial statements). In conjunction with these amendments, the affiliate of BH Equity was released and discharged of the guarantee it had previously provided on the Credit Facility. We continue to explore additional sources of capital to repay the Credit Facility in full on or before the maturity date. If we are unable to extend the maturity date of the Credit Facility or otherwise raise additional capital prior to December 15, 2017, or we do not have sufficient cash on hand to repay the outstanding principal balance on the maturity date, there is sufficient liquid collateral, in the form of registered equity securities (the “Collateral”), pledged from an affiliate of our Sponsor, to satisfy our obligations. The Collateral had a fair market value of approximately $22.3 million as of September 30, 2017. If the Collateral were used to satisfy our obligations on the Credit Facility, we may issue shares of our Class A common stock in an amount equal to the obligations that are relieved from the application of the Collateral. We do not believe there is a scenario where repayment of the Credit Facility would create a going concern issue for us whereby we would not be able to fund our operations for the next 12 months.

The Credit Facility agreement, as amended, contains customary provisions with respect to events of default, covenants and borrowing conditions. Certain prepayments may be required upon a breach of covenants or borrowing conditions. As of September 30, 2017, we believe we are in compliance with all covenant provisions.

Leverage Limit

Pursuant to our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter in accordance with the North American Securities Administrators Association Statement of Policy regarding Real Estate Investment Trusts) (the “Leverage Limit”). However, over time, we intend to target a leverage ratio of 50%-60% loan-to-value. We may exceed the Leverage Limit if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments and there is no limitation on the amount we may borrow against any single improved property. We have sought and will continue to seek such independent director approval of borrowings in excess of the Leverage Limit until such point as our borrowings do not exceed the Leverage Limit. As a result of the debt incurred on the acquisition of Estates and the additional debt incurred from the investment in Overlook at Stone Oak Park, our borrowings exceeded the Leverage Limit. A majority of our independent directors approved borrowings in excess of the Leverage Limit. Our independent directors determined that exceeding the Leverage Limit was justified because we were in the process of raising our equity capital in the Continuous Offering to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have raised additional equity capital and repaid a portion of our initial leverage. If necessary, we expect to repay the Credit Facility by exchanging the Collateral, or with proceeds from a subsequent offering of our common stock or from sales of our assets.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2017 for the next five calendar years subsequent to September 30, 2017. Interest expense due by period on our floating rate debt is based on one-month LIBOR, which was 1.2322% as of September 30, 2017.

	Payments Due by Period (in thousands)
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage Debt
Principal payments	$26,919	$—	$—	$—	$26,919	$—	$—
Interest expense	2,496	215	855	855	571	—	—
Total	$29,415	$215	$855	$855	$27,490	$—	$—

Credit Facility
Principal payments	$11,000	$11,000	$—	$—	$—	$—	$—
Interest expense	3	3	—	—	—	—	—
Total	$11,003	$11,003	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$40,418	$11,218	$855	$855	$27,490	$—	$—

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2017. Our subsidiaries and us may be subject to federal income tax as well as income tax of various state and local jurisdictions. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive loss.

Deferred Tax Assets

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. As of September 30, 2017 and December 31, 2016, we recognized total deferred tax assets, net of valuation allowances, based on the fact that we did not qualify as a REIT for the 2016 tax year. The deferred income taxes on the accompanying consolidated balances sheet at September 30, 2017 (unaudited) and December 31, 2016 are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Net operating loss	$520	$309
Partnership temporary differences	176	75
Unreimbursed expenses	651	32
Total deferred tax assets	1,347	416
Valuation allowance	(1,347)	(416)
Net deferred tax assets	$—	$—

The valuation allowances at September 30, 2017 and December 31, 2016 were primarily related to incurring cumulative net operating losses without generating sufficient future taxable income to recover the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible; management believes it is more likely than not that we will not realize the benefits of these deductible differences at September 30, 2017.

Distributions

Our Board previously declared daily distributions on our Class A common stock for the period from August 1, 2016 through February 28, 2017. On March 16, 2017, our Board authorized the declaration of a special distribution to our Class A stockholders of record as of the close of business on March 16, 2017 of $0.0246 per Class A share, which is an amount equal to a daily distribution of $0.00164 per Class A share of common stock, for the period of March 1, 2017 to March 15, 2017. Our Board has also approved and authorized the declaration of a daily distribution to our Class A stockholders of record as of the close of business on each day of the period commencing on March 16, 2017 and ending March 31, 2018. Distributions for all record dates of a given month are paid approximately three days following month end. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flows from operations. As a result, our distribution rate and payment frequency may vary from time to time.

Distributions declared (1) accrue daily to our Class A stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.00164 per share per day during the period ended March 31, 2018, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.00 per share of Class A common stock.

During the three and nine months ended September 30, 2017, we declared distributions on our Series A cumulative preferred stock of approximately $3,900 and $10,600, respectively.

The Class A common stock distributions declared and paid during each of the last four fiscal quarters ended September 30, 2017, along with the amount of distributions reinvested pursuant to the DRIP, were as follows:

			Distributions Paid (3)
Period	Distributions Declared (1)	Distributions Declared Per Share (2)	Cash	Reinvested	Total
Fourth Quarter 2016	$134,300	$0.151	$1,200	$117,000	$118,200
First Quarter 2017	153,000	0.148	3,300	143,700	147,000
Second Quarter 2017	168,400	0.149	35,300	129,300	164,600
Third Quarter 2017	172,500	0.151	124,300	46,000	170,300
Total	$628,200	$0.599	$164,100	$436,000	$600,100
(1)

Includes distributions due, which are payable in cash upon vesting, on the 18,000 restricted shares of Class A common stock we have granted pursuant to our restricted share plan, 15,000 of which remain unvested as of September 30, 2017.

(2)	Based on number of days each Class A share was issued and outstanding during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the three and nine months ended September 30, 2017, we paid aggregate distributions on our shares of Series A preferred stock of $0 and approximately $6,700, respectively.

For the three months ended September 30, 2017, we paid aggregate distributions on our shares of Class A common stock of approximately $170,300, including approximately $124,300 of distributions paid in cash and 4,842 shares of our Class A common stock issued pursuant to our DRIP for approximately $46,000. For the three months ended September 30, 2017, our net loss was approximately $1.9 million and we had net cash used in operating activities of approximately $0.2 million; we funded 100% of total distributions paid, including shares issued pursuant to our DRIP, from net public offering proceeds.

For the nine months ended September 30, 2017, we paid aggregate distributions on our shares of Class A common stock of approximately $481,900, including approximately $162,900 of distributions paid in cash and 33,589 shares of our Class A common stock issued pursuant to our DRIP for approximately $319,000. For the nine months ended September 30, 2017, our net loss was approximately $2.6 million and we had net cash used in operating activities of less than $0.1 million; we funded 100% of total distributions paid, including shares issued pursuant to our DRIP, from net public offering proceeds.

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

Distributions are paid to our stockholders when and if authorized by the Board and declared by us out of legally available funds. Distributions are authorized at the discretion of the Board, which is influenced in part by its intention to comply with the REIT requirements of the Code. We intend to make distributions sufficient to meet the annual distribution requirement and to avoid U.S. federal income and excise taxes on our earnings; however, it may not always be possible to do so. Each distribution will be accompanied by a notice which sets forth: (a) the record date; (b) the amount per share that will be distributed; (c) the equivalent annualized yield; and (d) the amount and percentage of the distributions paid from operations, offering proceeds and other sources. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As of September 30, 2017, we own an interest in one joint venture that is accounted for under the equity method of accounting as we exercise significant influence over, but do not control, the investee.

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

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies are those having the most impact on the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to: (1) principles of consolidation and basis of presentation, (2) real estate investments, (3) impairment and (4) equity in income.

Our significant accounting policies are disclosed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the adverse effect on the value of assets and liabilities that results from a change in market conditions. Our primary market risk exposure is interest rate risk with respect to our indebtedness. As of September 30, 2017, we had total indebtedness of $37.9 million, which is floating rate debt with a variable interest rate.

An increase in interest rates could make the financing of any acquisition by us costlier. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. We may manage, or hedge, interest rate risks related to our borrowings by means of derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements. As of September 30, 2017, an interest rate cap agreement covered $26.9 million of the $37.9 million of our total outstanding indebtedness. This interest rate cap agreement caps the related floating rate debt at 6.00% for the term of the agreement, which is 3 years. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. Increasing rates may make fundraising more difficult if potential investors perceive a rise in rates as a negative for multifamily fundamentals.

As of September 30, 2017, the weighted average interest rate of our total indebtedness was 3.74%. Until the interest rate on our $26.9 million of floating rate mortgage debt reaches the cap provided by its interest rate cap agreement, each increase of 25 basis points to the interest rate would result in an approximate increase to our total annual interest expense of the amounts illustrated in the table below for our indebtedness as of September 30, 2017 (in thousands):

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this quarterly report was conducted under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, we had issued 1,108,110 shares of Class A common stock, which consisted of the issuance of 434,783 shares to acquire a 95% interest in Estates and the issuance of 673,327 shares, including 48,298 shares issued pursuant to the DRIP, resulting in gross proceeds of approximately $6.2 million, including approximately $458,700 of distributions reinvested through the DRIP. In connection with raising the minimum offering amount and breaking escrow, we have recorded approximately $0.1 million of organization and offering expenses through September 30, 2017 for reimbursements to the Advisor and its affiliates for organization and offering expenses incurred on our behalf.

As of September 30, 2017, we had recognized selling commissions, dealer manager fees, and organization and other offering costs in the Continuous Offering in the amounts set forth below (dollars in thousands). The dealer manager for the Continuous Offering reallowed all of the selling commissions and dealer manager fees to participating broker-dealers.

Type of Expense	Amount
Selling commissions and dealer manager fees	$5
Other organization and offering costs	62
Total expenses	$67
Total gross offering proceeds (excluding DRIP proceeds and interest acquired in contributed property)	$5,756
Percentage of gross offering proceeds used to pay for organization and offering costs, selling commissions and dealer manager fees	1.16%

From the commencement of the Continuous Offering through September 30, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.1 million (exclusive of 434,783 shares of Class A common stock issued to our Sponsor in exchange for its 95% interest in Estates), including offering proceeds from the DRIP of approximately $458,700. From the commencement of the Continuous Offering through September 30, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 1.16%.

On July 21, 2017, we filed a post-effective amendment to the Registration Statement to terminate the Continuous Offering and deregister all of our unsold shares of Class A common stock and Class T common stock. The post-effective amendment was declared effective by the SEC on July 26, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Fifth Amendment to Revolving Credit Agreement

On November 7, 2017, the OP and the Sponsor (the “Borrowers”) and KeyBank entered into an amendment (the “Fifth Amendment”) to the revolving credit agreement, dated April 7, 2016, as amended (the “Credit Facility”) to extend the maturity date of the Credit Facility to December 15, 2017.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*

Fourth Amendment to Revolving Credit Agreement, by and among Highland Capital Management, L.P. and NexPoint Multifamily Operating Partnership, L.P. as Borrowers and KeyBank, National Association as Lender and Administrative Agent, dated October 3, 2017

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

NEXPOINT MULTIFAMILY CAPITAL TRUST, INC.

Dated: November 9, 2017	/s/ James Dondero
James Dondero President (Principal Executive Officer)

Dated: November 9, 2017	/s/ Brian Mitts
Brian Mitts Chief Financial Officer (Principal Financial and Accounting Officer)